Form 10QSB
period 2007-04-30
Dussault Apparel Inc.
filed 2007-06-15
CIK 1383756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from _________ to ________

Commission File No. 000-52452

DUSSAULT APPAREL INC.
(Exact name of small business issuer as specified in its charter)
Nevada	98-0513727
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3742 West 10th Avenue, Vancouver, BC V6R 2G4
(Address of principal executive offices)
604-728-4613
(Issuer’s telephone number)
Release Your Lease Inc.
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                  Yes [ ]   No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No [	]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court.                                   Yes ☐   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:

As of June 13, 2007, there were 49,000,000 shares of common stock, par value $0.001, outstanding.

Transitional Small Business Disclosure Format (Check One):	Yes ☐	No ☒

PART I - FINANCIAL INFORMATION

RELEASE YOUR LEASE, INC.
(A Development Stage Company)
Balance Sheet

	April 30, 2007	October 31, 2006
	(Unaudited)

ASSETS
Current Assets
Cash	$ 27,264	$ 43,846

Total Current Assets	$ 27,264	$ 43,846

Total Assets	27,264	43,846

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities	$ -	$ -

Total Liabilities	-	-

Shareholders' Equity
Common Stock, $0.001 par value; authorized
75,000,000 shares; issued and outstanding
3,500,000 shares	3,500	3,050
Additional Paid-In Capital	51,500	42,950
Deficit accumulated during the development stage	(27,736)	(2,154)

Total Shareholders' Equity	27,264	43,846

Total Liabilities and Shareholders' Equity	$ 27,264	$ 43,846

See accompanying Notes to the Consolidated Financial Statements.

RELEASE YOUR LEASE, INC.
(A Development Stage Company)
Statement of Operations

For the period
	For the three	For the six	from Aug. 1 2006
	months ended	months ended	(date of inception)
	April 30, 2007	April 30, 2007	to April 30, 2007

	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$ -	$ -	$ -

Cost of Sales	-	-	-

Operating Loss	-	-	-

General and Administrative Expenses:
Professional Fees	16,401	25,401	27,401
Other Administrative Expenses	181	181	335

Total General and Administrative Expenses	16,582	25,582	27,736

Net Loss	$ (16,582)	$ (25,582)	$ (27,736)

Loss Per Common Share:
Basic and diluted	$ (0.005)	$ (0.007)

Weighted Average Shares Outstanding:
Basic and diluted	3,500,000	3,482,143

See accompanying Notes to the Consolidated Financial Statements.

RELEASE YOUR LEASE, INC.
(A Development Stage Company)
Statement of Cash Flows
			For the period
	For the three	For the six	from Aug. 1 2006
	months ended	months ended	(date of inception) to
	April 30, 2007	April 30, 2007	April 30, 2007

	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$ (16,582)	$ (25,582)	$ (27,736)
Adjustments to reconcile net loss to net cash
used by operating activities:
Change in operating assets and liabilities:
Increase in accounts payable and accrued
liabilities	-	-	-
Net cash (used by) operating activities	(16,582)	(25,582)	(27,736)

Cash flows from financing activities:
Common stock issued for cash	-	9,000	55,000
Net cash (used by) provided by
financing activities	-	9,000	55,000

Net increase (decrease) in cash	(16,582)	(16,582)	27,264

Cash, beginning of the period	43,846	43,846	-

Cash, end of the period	$ 27,264	$ 27,264	$ 27,264

Supplemental cash flow disclosure:
Interest paid			$ -
Taxes paid			$ -

See accompanying Notes to the Consolidated Financial Statements.

RELEASE YOUR LEASE, INC.
(A Development Stage Company)
Statement of Shareholders' Equity
(Unaudited)
				Deficit
				Accumulated	Total
	Common Stock		Additional	during the	Shareholders'
	Number of		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Inception: August 1, 2006	$ -	$ -	$ -	$ -	$ -

Aug. 31, 2006: issued stock for cash at $0.02 per share	1,500,000	1,500	13,500		15,000
Oct.. 31, 2006: issued stock for cash at $0.02 per share	1,550,000	1,550	29,450		31,000
Net loss for period January 12 - October 31, 2006				(2,154)	(2,154)

Balance, October 31, 2006	3,050,000	$ 3,050	$ 42,950	$ (2,154)	$ 43,846

Nov. 8, 2006: issued stock for cash at $0.02 per share	450,000	450	8,550		9,000
Net loss for period Nov. 1, 2006 to Apr. 30, 2007				(25,582)	(25,582)

	3,500,000	$ 3,500	$ 51,500	$ (27,736)	$ 27,264

See accompanying Notes to the Consolidated Financial Statements.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BUSINESS AND CONTINUED OPERATIONS

The financial statements presented are those of Release Your Lease Inc. (the Company). The Company was incorporated under the laws of the State of Nevada on August 1, 2006 The company planned to offer buyout financing of auto leases coupled with buyer-seller match of leased autos, via internet advertising.

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

Development-Stage Company

The Company is considered a development-stage company, with no operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7. SFAS. No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things. Management has defined inception as August 1, 2006. Since inception, the Company has incurred operating losses totaling $27,736. The

Company’s working capital has been generated through the sales of common stock. Management has provided financial data since August 1, 2006 “Inception” in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

Loss Per Share

Net loss per share is calculated in accordance with SFAS 128, Earnings Per Share for the period presented. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. The Company has no potentially dilutive securities as of April 30, 2007.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the six months ending April 30, 2007:

Basic and diluted net loss per share:

Numerator
Net Loss	$ (25,582)
Denominator
Basic and diluted weighted average number of shares outstanding	3,482,143
Basic and Diluted Net Loss Per Share	$ (0.007)

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

There were no options granted during the periods presented, from inception August 1, 2006 through April 30, 2007.

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company received its office space free of charge from the President, Mark Hammer.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

There were no commitments or contingencies at April 30, 2007.

NOTE 5 – CAPITAL STRUCTURE

Common Stock Transactions during the period from inception August 1, 2006 through April 30, 2007

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

As of April 30, 2007 the Company had authorized 75,000,000 of $0.001 par common stock, of which 3,500,000 shares were issued and outstanding.

NOTE 6 – LITIGATION

There were no legal proceedings against the Company with respect to matters arising in the ordinary course of business.

NOTE 7 -– SUBSEQUENT EVENT

In May, 2007 control of the company changed as a result of a stock transaction wherein Mark Hammer sold 1,500,000 common shares of his capital stock to Jason Dussault. On May 10, 2007 Mark Hammer was replaced as President , CEO, CFO, Secretary and Treasurer by Jason Dussault. Mark Hammer resigned as Director and Jason Dussault joined the Board as a Director.

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

Corporate History

Our company was incorporated in the State of Nevada on August 1, 2006. Effective June 11, 2007, we completed a merger with our subsidiary Dussault Apparel Inc. As a result, we have changed our name from “Release Your Lease Inc.” to “Dussault Apparel Inc.” We changed the name of our company to better reflect the anticipated direction and business of our company.

In addition, effective June 11, 2007 we have effected a fourteen (14) for one (1) forward stock split of our authorized, issued and outstanding common stock. As a result, our authorized capital has increased from 75,000,000 shares of common stock with a par value of $0.001 to 10,050,000,000 shares of common stock with a par value of $0.001. Our issued and outstanding share capital has increased from 3,500,000 shares of common stock to 49,000,000 shares of common stock.

Our common shares were quoted for trading on the OTCBB on March 14, 2007 under the symbol "RLYL". On June 11, 2007 our symbol changed to “DUSS”.

The address of our principal executive office is 3742 West 10th Avenue, Vancouver, BC V6R 2G4. Our telephone number is (604) 728-4613.

Our Current Business

Dussault Apparel Inc. was incorporated on August 1, 2006 in Nevada as Release Your Lease Inc., a development stage company. The business was to create a web-based service for buyers and sellers of leased automobiles. The business strategy was to build a best of breed website, combining the most appealing aspects of competing websites with an innovative, aggressive marketing strategy, along with a market penetration strategy to gain critical mass early on. The rationale for success was that leasing continued to be a very large, multi-billion dollar business. Online businesses were gaining traction as consumers’ confidence increased. There were several compelling reasons for buyers and sellers to transfer leases and the online transfer mechanism was a clear, superior mechanism for achieving those transfers. There were also relatively few online lease transfer businesses at the time. The site offered a wide variety of tools and information to assist customers in making secure, informed buying and selling decisions.

Release Your Lease Inc. planned to implement an exhaustive marketing program to extend the reach of the website and maximize traffic.

While we are currently pursuing the lease transfer venture, we are also investigating other opportunities in our efforts to maximize shareholder value. Specifically, we currently anticipate exploring other opportunities in the retail fashion industry. We do not currently have any agreements, arrangements, or undertakings in this regard but we do presently intend on pursuing this line of business.

Plan of Operations

We intended to generate revenues primarily from commissions on our website listings by sellers of automobile leases. If our business became established, we intended to create additional revenue streams, including advertising and premium placement fees on our site. In the event that we do elect to proceed with our web-based leasing business, the critical components of our plan of operations are as follows:

Phase I

•	Design and construct the releaseyourlease.com website as summarized earlier.
•	Development of detailed marketing strategies as discussed above.
•	Developing targeted marketing content to future clients.

The budget for phase one is estimated at $25,000.

Upon completion of phase one, if we elect to proceed, we may carry out the following phases.

Phase II.  The second phase of the operating plan is expected to be devoted to rolling out of the website and implementing the marketing strategy to gain initial listings and begin to reach critical mass.  Expenses related to phase two are expected to be less than $10,000.

Phase III.  If we are successful in reaching critical mass and begin to generate revenue, additional marketing and other expenses may be incurred to further broaden the reach of the business, which may involve hiring one or more additional staff to handle additional marketing efforts, site monitoring, and / or customer support.  There may be additional demands placed on the company for website development and the need to broaden the management team.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further financing, successful and sufficient market acceptance of our website, the continuing successful development of our website, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for our continued operations. We are pursuing various financing alternatives to meet our immediate and long-term financial requirements, which we anticipate will consist of further private placements of our equity securities or shareholder loans. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease our current operations.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending April 30, 2008 other than office computers, furnishings, and communication equipment as required.

Employees

Currently the only employee is our sole director and officer. We do not expect any material changes in the number of employees over the next 12 month period unless we expand into the retain fashion industry. We do and will continue to outsource contract employment as needed.

Going Concern

We have suffered recurring losses from operations. The continuation of our company as a going concern is dependent upon our company attaining and maintaining profitable operations and raising additional capital. The financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should our company discontinue operations.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended July 31, 2006, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Recently Issued Accounting Standards

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on our financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for period ending after November 15, 2006. We are currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132®”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on our reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on our future reported financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on our future reported financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for period ending after November 15, 2006. We are currently evaluating the impact of adopting SAB No. 108 but do not expect that it will have a material effect on our financial statements

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132®”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on our reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on our future reported financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on our future reported financial position or results of operations.

Application of Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

Basic and Diluted Net Earnings (Loss) Per Share

We compute net earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share”. SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at April 30, 2007 and July 31, 2006, we have no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in our financial statements.

Cash and Cash Equivalents

We consider all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Financial Instruments

The fair values of financial instruments, which include cash, accounts payable, and due to related parties were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Our operations are in Canada which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to our company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, our company does not use derivative instruments to reduce its exposure to foreign currency risk.

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. We have adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 we are required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because our company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Foreign Currency Translation

Our functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. We have not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Stock-based Compensation

We record stock-based compensation in accordance with SFAS No. 123R “Share Based Payments”, using the fair value method. We have not issued any stock options since its inception.

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other “forward looking statements”. Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other “forward looking statements” involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward looking statements”.

Our common shares are considered speculative during the development of our new business operations. Prospective investors should consider carefully the risk factors set out below.

Risks Related To Our Business

We have had minimal cash flows from operations and if we are not able to obtain further financing we may be forced to scale back or cease operations or our business operations may fail.

To date we have had minimal cash flows from operations and we have been dependent on sales of our equity securities to meet our cash requirements. We have incurred cumulative losses of $27,736 from inception to April 30, 2007. As of April 30, 2007, we had working capital of $27,264. We do not expect positive material cash flow from operations in the near term. We have estimated that we may require up to $10,000,000 to carry out our plan in regards to retail fashion during the twelve month period ended April 30, 2008. However, there is no assurance that actual cash requirements will not exceed our estimates.

Risks Associated With Our Common Stock

Trading in our common shares on the OTC Bulletin Board is limited and sporadic making it difficult for our shareholders to sell their shares or liquidate their investments.

Our common shares are currently listed for public trading on the OTC Bulletin Board. The trading price of our common shares has been subject to wide fluctuations. Trading prices of our common shares may fluctuate in response to a number of factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with no current business operation. There can be no assurance that trading prices and price earnings ratios previously experienced by our common shares will be matched or maintained. These broad market and industry factors may adversely affect the market price of our common shares, regardless of our operating performance.

In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs for us and a diversion of management’s attention and resources.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

NASD sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Item 3.	Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being April 30, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and our company’s chief executive officer. Based upon that evaluation, our company’s president and our company’s chief executive officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our company’s chairman and chief financial as appropriate, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

On May 10, 2007, Mark Hammer resigned as our President, CEO, CFO, Secretary and Treasurer of our company and as a result, we appointed Jason Dussault as our President, CEO, CFO, Secretary, Treasurer and as a member of our board of directors.

Also on May 10, 2007, after the appointment of Jason Dussault as a director, Mark Hammer resigned as a director.

Jason Dussault has been working in the public company market since 1994. From 1994-1997 Mr. Dussault worked with Canamera Geological where he helped to educate investors regarding the Canadian Northwest Territories diamond market. In 1997 Mr. Dussault started the company Liberty One Communications which specialized in investor relations for emerging dot com companies. Mr. Dussault has also worked with a variety of public companies helping to raise capital.

Mr. Dussault is also an acknowledged and respected multi discipline artist, working in conte, carving, film and music. Since 2005 he has realized his goal of creating his own distinct brand of high end urban clothing for men and women. Utilizing a high end hand made approach, the line Deuce Custom Ink has quickly gained distinction in Canada and the USA for its creations.

Item 6.	Exhibits

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Description
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002
32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002
*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUSSAULT APPAREL INC.

By:/s/ Jason Dussault

Jason Dussault

President, Principal Executive Officer, Principal Financial and Accounting Officer, Secretary, Treasurer and Director

Dated:	June 15, 2007

CW1265715.1