Form 10QSB
period 2007-07-31
Dussault Apparel Inc.
filed 2007-09-20
CIK 1383756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from _________ to ________

Commission File No. 000-52452

DUSSAULT APPAREL INC.
(Exact name of small business issuer as specified in its charter)
Nevada	98-0513727
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8010 Melrose Avenue, Los Angeles California, 90046-7010
(Address of principal executive offices)
(866) 841 - 2010
(Issuer’s telephone number)
N/A
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [	]	No ☒

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

As of September 18, 2007, there were 49,000,000 shares of common stock, par value $0.001, outstanding.

Transitional Small Business Disclosure Format (Check One):	Yes ☐	No ☒

CW1418789.1

PART I - FINANCIAL INFORMATION

DUSSAULT APPAREL INC.
(A Development Stage Company)
Balance Sheet
	July 31, 2007	October 31, 2006
	(Unaudited)

ASSETS
Current Assets
Cash	$ 147,516	$ 43,846
Inventory	$ 1,305,076	-

Total Current Assets	$ 1,452,592	$ 43,846

Total Assets	1,452,592	43,846

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Payroll Payable	$ 8,586	$ -
Payroll Taxes Payable	6,743	-
Subscription Received	1,478,225	-

Total Current Liabilities	1,493,554	-

Total Liabilities	1,493,554	-

Shareholders' Equity
Common Stock, $0.001 par value;
1,050,000,000 shares authorized;
49,000,000 shares issued and outstanding.	49,000	3,050
Additional Paid-In Capital	6,000	42,950
Deficit accumulated during the development stage	(95,962)	(2,154)

Total Shareholders' Equity	(40,962)	43,846

Total Liabilities and Shareholders' Equity	$ 1,452,592	$ 43,846

CW1418789.1

DUSSAULT APPAREL INC.
(A Development Stage Company)
Statement of Operations
(Unaudited)
			For the period
	For the three	For the nine	from Aug. 1 2006
	months ended	months ended	(date of inception)
	July 31, 2007	July 31, 2007	to July 31, 2007

Revenue	$ -	$ -	$ -

Cost of Sales	-	-	-

Operating Loss	-	-	-

General and Administrative Expenses:
Salaries & Wages	3,750	3,750	3,750
Professional Fees	-	25,401	27,401
Other Administrative Expenses	64,476	64,657	64,811

Total General and Administrative Expenses	68,226	93,808	95,962

Net Loss	$ (68,226)	$ (93,808)	$ (95,962)

Loss Per Common Share:
Basic and diluted	$ (0.001)	$ (0.002)

Weighted Average Shares Outstanding:
Basic and diluted	49,000,000	48,833,333

CW1418789.1

DUSSAULT APPAREL INC.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)
			For the period
	For the three	For the nine	from Aug. 1 2006
	months ended	months ended	(date of inception) to
	July 31, 2007	July 31, 2007	July 31, 2007

Cash flows from operating activities:
Net loss	(68,226)	(93,808)	(95,962)
Adjustments to reconcile net loss to net cash
used by operating activities:
Change in operating assets and liabilities:
Increase in Inventory	(1,305,076)	(1,305,076)	(1,305,076)
Increase in accounts payable and accrued
liabilities	15,329	15,329	15,329
Net cash (used by) operating activities	(1,357,973)	(1,383,555)	(1,385,709)
Cash flows from financing activities:
Subscriptions received	1,478,225	1,478,225	1,478,225
Common stock issued for cash		9,000	55,000
Net cash (used by) provided by
financing activities	1,478,225	1,487,225	1,533,225

Net increase (decrease) in cash	120,252	103,670	147,516

Cash, beginning of the period	27,264	43,846	-

Cash, end of the period	147,516	147,516	147,516

Supplemental cash flow disclosure:
Interest paid			-
Taxes paid			-

CW1418789.1

DUSSAULT APPAREL INC.
(A Development Stage Company)
Statement of Shareholders' Equity
(Unaudited)
				Deficit
				Accumulated	Total
	Common Stock		Additional	during the	Shareholders'
	Number of		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Inception: August 1, 2006	-	$ -	$ -	$ -	$ -

Aug. 31, 2006: issued stock for cash at $0.02 per share	1,500,000	1,500	13,500		15,000
Oct.. 31, 2006: issued stock for cash at $0.02 per share	1,550,000	1,550	29,450		31,000
Net loss for period January 12 - October 31, 2006				(2,154)	(2,154)
Balance, October 31, 2006	3,050,000	$ 3,050	$ 42,950	$ (2,154)	$ 43,846

Nov. 8, 2006: issued stock for cash at $0.02 per share	450,000	450	8,550		9,000

Balances before 14 for 1 forward common stock split	3,500,000	3,500	51,500	(2,154)	52,846
Jun 11, 2007: 14 for 1 forward common stock split	45,500,000	45,500	(45,500)		-
Balances after 14 for 1 forward common stock split	49,000,000	49,000	6,000	(2,154)	52,846

Net loss for period Nov.1, 2006 to July 31, 2007				(93,808)	(93,808)

Balances at July 31, 2007	49,000,000	49,000	6,000	(95,962)	(40,962)

CW1418789.1

DUSSAULT APPAREL INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2007 (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and with the instructions to Form 10-QSB as promulgated by the Securities and Exchange Commission (“SEC”).

While the information presented in the accompanying interim nine months financial statements is unaudited, it includes all adjustments that in the opinion of management are necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented.

These interim financial statements follow the same accounting policies and methods of their application as the Company’s October 31, 2006 annual financial statements. All adjustments are of a normal recurring nature. It is suggested that these abridged interim financial statements be read in conjunction with the Company’s October 31, 2006 annual financial statements.

Operating results for the nine months ended July 31, 2007 are not necessarily indicative of the results that can be expected for the year ending October 31, 2007.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions and could have a material effect on the reported amounts of the Company’s financial position and results of operations.

NOTE 2 – OPERATIONS

The financial statements presented are those of Dussault Apparel Inc. (the Company). The Company was incorporated under the laws of the State of Nevada on August 1, 2006 as Release Your Lease Inc. In May, 2007 control of the company changed as a result of a stock transaction wherein Mark Hammer sold 1,500,000 common shares of his capital stock to Jason Dussault. On May 10, 2007 Mark Hammer was replaced as President , CEO, CFO, Secretary and Treasurer by Jason Dussault. Mark Hammer resigned as Director and Jason Dussault joined the Board as a Director.

On June 11, 2007 the Company effected a reverse forward merger with Dussault Apparel Inc. The Company survived the merger and the name was changed to Dussault Apparel, Inc. The Company became oriented toward the retail clothing business.

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

CW1418789.1

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

Development-Stage Company

The Company is considered a development-stage company, with no operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7. SFAS. No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things. Management has defined inception as August 1, 2006. Since inception, the Company has incurred operating losses totaling $95,962. The Company’s working capital has been generated through the sales of common stock. Management has provided financial data since August 1, 2006 “Inception” in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

Subscriptions Received

On July 18, 2007 the Company entered into a private placement subscription agreement with a subscriber for 1,480,000 units, each unit consisting of one common share and one warrant, at a price of $1 per unit. $1,478,225 was received for the subscription net of fees.

Loss Per Share

Net loss per share is calculated in accordance with SFAS 128, Earnings Per Share for the period presented. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. The Company has no potentially dilutive securities as of July 31, 2007.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and nine months ending July 31, 2007:

On June 11, 2007 a forward stock split of Common Stock occurred on a 14 for 1 basis. The loss per share for the three months and nine months ending July 31, 2007 has been calculated accordingly, giving retroactive effect to the forward stock split.

	Three Months	Six Months
Basic and diluted net loss per share:
Numerator
Net (Loss)	$(68,226)	$(93,808)

Denominator

Basic and diluted weighted average
number of shares outstanding	49,000,000	48,833,333

Basic and Diluted Net Loss Per Share	$ (0.001)	$ (.002)

NOTE 3 - COMMITMENTS AND CONTINGENCIES

There were no commitments or contingencies at July 31, 2007.

CW1418789.1

NOTE 4 – CAPITAL STRUCTURE

Common Stock Transactions during the period from inception August 1, 2006 through July 31, 2007

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

On June 11, 2007 a fourteen (14) for one (1) forward stock split was effected of authorized, issued and outstanding common stock. Authorized capital was increased from 75,000,000 shares to 1,050,000,000 shares. Issued and outstanding capital was increased from 3,060,000 to 42,840,000 shares. Par value of $0.001 per common share remained the same.

As of July 31, 2007 the Company had authorized 1,050,000,000 of $0.001 par common stock, of which 49,000,000 shares were issued and outstanding.

NOTE 5 – LITIGATION

There were no legal proceedings against the Company with respect to matters arising in the ordinary course of business.

CW1418789.1

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

The address of our principal executive office is 8010 Melrose Avenue, Los Angeles California, 90046-7010. Our telephone number is (866) 841 - 2010.

Our Current Business

Dussault Apparel Inc. was incorporated on August 1, 2006 in Nevada as Release Your Lease Inc., a development stage company. The business was to create a web-based service for buyers and sellers of leased automobiles. Given our recent management changes and change in corporate direction, we will in all likelihood no longer pursue this business.

We have been pursuing opportunities in the retail fashion industry. On June 25, 2007, we entered in a non-binding letter of intent with Dussault Jeans Inc., pursuant to which we will negotiate the terms of a formal agreement for a business combination of our two companies.

Under the letter of intent, both companies have the right to conduct due diligence on each other while we negotiate the terms of the formal agreement. If we and Dussault Jeans Inc. have not entered into the formal agreement by November 1, 2007, the letter of intent will terminate without prejudice to either party.

The letter of intent contemplates that the shareholder of Dussault Jeans Inc. will have the right to acquire up to 25% interest in our company. In addition, the letter of intent provides that we are to provide a short term bridge loan of $1.2 million to Dussault Jeans Inc.

The terms of the letter of intent are not comprehensive and additional terms, including reasonable warranties and representations, and various closing conditions and requirements will be incorporated into the formal agreement to be negotiated.

Plan of Operations

Liquidity and Capital Resources

As at July 31, 2007 we had $147,516 of cash on hand and a working capital deficiency of $40,962. As at July 31, 2007, our total assets were $1,452,592, which consisted primarily of inventory.

As at July 31, 2007, our total current liabilities increased to $1,452,592 from $43,846 at October 31, 2006, primarily reflecting inventory as we prepare to launch our line of products and open our first retail location.

CW1418789.1

Historically, we have financed our cash flow and operations from the sale of stock and advances from shareholders. Our total cash position as at July 31, 2007 was $147,516.

For the three months ended July 31, 2007, net cash used in operating activities was ($1,357,973). Net cash provided by financing activity was $1,478,225. This amount was primarily due to proceeds received from the issuance of our common stock.

We have no external sources of liquidity in the form of credit lines from banks. Based on our future operations described below, management believes that our available cash will not be sufficient to fund our working capital requirements in the near future and therefore, we will have to raise financing through the sale of our equity securities or arrange an advance from shareholders of our company.

Future Operations

Immediate Objectives

Our primary objective in the next twelve months will be to further develop and expand our retail store locations and increase sales in such locations as they open.

Retail Locations

Our business plan envisions opening our initial retail location by the end of the year. Our first retail location that is currently under construction is in Los Angeles and is scheduled to open in November of 2007.

Cash Requirements

Presently, our revenues are not significant enough to meet our operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue into the year 2008. Management projects that we will require at least $1.200,000. to fund our operations for the next twelve months.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further financing, successful and sufficient market acceptance of our products, the continuing successful development of our products, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending July 31, 2008 other than the completion of our first retail location and the purchase of equipment associated with that.

Employees

Currently the only employees we have are our directors and officers. In the event that we open our store as planned, we expect to hire 12 employees over the next 12 month period as we expand into the retail fashion industry. We do and will continue to outsource contract employment as needed.

CW1418789.1

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

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended October 31, 2006, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for period ending after November 15, 2006. We are currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

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

CW1418789.1

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

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for period ending after November 15, 2006. We are currently evaluating the impact of adopting SAB No. 108 but do not expect that it will have a material effect on our financial statements.

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

CW1418789.1

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

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at July 31, 2007 and October 31, 2006, we have no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in our financial statements.

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

CW1418789.1

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

To date we have had minimal cash flows from operations and we have been dependent on sales of our equity securities to meet our cash requirements. We have incurred cumulative losses of $95,962 from inception to July 31, 2007. As of July 31, 2007, we had working capital of $1,452,592. We do not expect positive material cash flow from operations in the near term. We have estimated that we may require up to $10,000,000 to carry out our plan in regards to retail fashion during the twelve month period ended July 31, 2008. However, there is no assurance that actual cash requirements will not exceed our estimates.

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

CW1418789.1

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the quarterly report, being July 31, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and our company’s chief executive officer. Based upon that evaluation, our company’s president and our company’s chief executive officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

CW1418789.1

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

On July 19, 2007, we entered into consulting agreements with Robert Mintak, our Chief Operating Officer, and Jason Sundar, our V.P. Corporate Finance. The agreements are for three year terms. Pursuant to the terms of the agreement with Mr. Mintak, we have agreed to issue 1,500,000 restricted shares of common stock. Pursuant to the terms of the agreement with Jason Sundar, we have agreed to issue 1,000,000 restricted shares of common stock, which will be released in three equal annual installments after each year of service.

We agreed to issue an aggregate of 5,272,000 common shares to certain officers, directors and consultants pursuant to the terms of their respective agreements with the company. Of this amount, 1,972,000 shares will be issued to our President, Terry Fitzgerald pursuant to the terms of his agreement as previously announced; 1,500,000 and 1,000,000 shares will be issued to Robert Mintak and Jason Sundar respectively, pursuant to the terms of their consulting agreements discussed above; and an additional 800,000 common shares will be issued collectively to three further consultants. As a result, the foregoing shares were issued to six individuals in reliance on the exemptions from registration provided for in Regulation S and/or Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as amended.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

On June 11, 2007, we appointed Jason Sundar as our VP Corporate Finance.

Mr. Sundar began his career working for the British Columbia Attorney General’s office, where he developed and promoted youth programs to protect high-risk youth. At 20 he became the youngest facilitator of corporate training programs for Peak Performance Systems — a Brian Tracy International Network focused on the psychology of achievement, goal setting, professional selling skills, advances selling skills and B2B selling skills. Among their numerous clients were Yorkton Securities and Crown Packaging. By the age of 23, Mr. Sundar was the top performer for investor relations specialists PCMI. Leaving that position, he partnered with Olivia Communications, raising over five million dollars and taking the organization from three people to a staff of 24. Since founding Sundar Communications Group in 2002, he has personally raised over $50 million for his clients worldwide.

On June 22, 2007, Jason Dussault resigned as President and Chief Executive Officer of our company and as a result we appointed Terry Fitzgerald as a member of our board of directors and our President and Chief Executive Officer.

CW1418789.1

Mr. Fitzgerald brings to our Company 16-years of corporate experience in the licensing, design, entertainment, and manufacturing arenas. After graduating from university in British Columbia, Canada, he relocated to Portland, Oregon to help create the McFarlane Group of companies with partner Todd McFarlane. In 1992, Todd McFarlane Productions, Inc., a comic book company that to date has sold over 125 million comic books, in 30 different languages worldwide, was formed. He was integral in the acquisition and subsequent expansion of a manufacturing company that would later be known as McFarlane Toys. This company is known for its highly detailed action figures of licensed properties such as the Simpsons, Halo, the Matrix, Kiss, Elvis, MLB, NBA, NFL and NHL players, the Terminator, and the Beatles. With his vital involvement at the executive level, the McFarlane Group has grown from a two-person organization to one that now has distribution in four continents at such retailing partners as Wal-Mart, Target, K-Mart, Toys’R’Us and Kaybee. To date total retail spending on McFarlane Toys action figures totals well over $1 billion. As President and COO of Todd McFarlane Entertainment, Inc., he oversaw the development and production of feature films and television series for New Line Cinema, Paramount Pictures, Universal Pictures, Warner Bros. Pictures, Home Box Office, UPN and Fox Television. Mr. Fitzgerald’s role as producer and/or director of these projects, as well as on music videos, has garnered him two Emmy Awards, two Grammy Award nominations with one win, nine MTV Music Video Award nominations with two wins and one MuchMusic Music Video Award.

On July 17, 2007, Jason Dussault resigned as Chief Financial Officer of our Company and as a result we appointed Jamie Arthur Lewin as our Chief Financial Officer. Also on July 17, 2007 we appointed Robert Mintak as our Chief Operating Officer.

Mr. Lewin has 15 years of progressive experience and responsibility in accounting, financial analysis, financial management and business administration. Mr. Lewin has been the Chief Financial Officer for Abenteuer Resources Corp. since June of 2006 and the Manager of Finance and Administration for CNIB BC/Yukon Division since October 2006. Mr. Lewin has strong work ethic and is highly developed in accounting, financial and information technology.

Mr. Mintak has over 25 years of experience in the retail and wholesale industries. His track record in management includes five years with the Robinson group, which was named one of the 50 best managed companies in Canada in 2005, and ten years of management experience in retail. Mr. Mintak is also a certified lighting designer. Mr. Mintak has been the Chief Financial Officer of Open Sundaes for Bath and Body products for the past three years.

Item 6.	Exhibits

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Description
31.1*	Section 302 Certification of Chief Executive Officer.
31.2*	Section 302 Certification of Chief Financial Officer.
32.1*	Section 906 Certifications of Chief Executive Officer.
32.2*	Section 906 Certifications of Chief Financial Officer.
*	Filed herewith.

CW1418789.1

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUSSAULT APPAREL INC.

By: /s/ Terry Fitzgerald

Terry Fitzgerald

President, Chief Executive Officer & Director

(Principal Executive Officer)

Dated:	September 18, 2007

By:/s/ Jamie Arthur Lewin

Jamie Arthur Lewin

Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer)

Dated: September 18, 2007

CW1418789.1