Form 10KSB
period 2007-10-31
Dussault Apparel Inc.
filed 2008-02-13
CIK 1383756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ________________

Commission file number 000-52452

DUSSAULT APPAREL INC.
(Name of small business issuer in its charter)

Nevada	98-0513727
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8010 Melrose Avenue, Los Angeles California	90046-7010
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (866) 841 - 2010

Securities registered under Section 12(b) of the Exchange Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.[ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes[X] No[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[ ] No[X]

State issuer’s revenues for its most recent fiscal year: $102,945.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

10,472,000 common shares @ $0.81 (1) = 8,482,320

(1) average bid and asked price of such common equity, as of February 12, 2008

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes[ ] No[ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 43,487,000 common shares as of February 12, 2008

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). N/A

Transitional Small Business Disclosure Format (Check one): Yes[ ] No[X]

PART I

ITEM 1.	DESCRIPTION OF BUSINESS.

Forward Looking Statements

This annual report contains forward-looking statements as that term is defined in Section 27A of the United States Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “intends”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock. Our financial statements are prepared in accordance with United States generally accepted accounting principles.

As used in this annual report and unless otherwise indicated, the terms “we”, “us” and “our” refer to Dussault Apparel Inc. and our wholly-owned subsidiaries.

Corporate Overview

We were incorporated on August 1, 2006 in the State Nevada under the name Release Your Lease Inc. The business was to create a web-based service for buyers and sellers of leased automobiles. A decision was made by new management, to change the corporate direction of our company to pursue opportunities in the retail fashion industry.

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

On November 5, 2007, we entered into a revised non-binding letter of intent with Dussault Jeans Inc., pursuant to which we will negotiate the terms of a formal agreement for a business combination of our two companies. The revised letter of intent replaces and supersedes our previous letter of intent with Dussault Jeans dated June 25, 2007.

Under the letter of intent, both companies had the right to conduct due diligence on each other while we negotiated the terms of the formal agreement. We have not entered into a formal agreement with Dussault Jeans Inc. and the letter of intent terminated without prejudice to either party on November 30, 2007.

On November 5, 2007, we entered into a return to treasury agreement with Jason Dussault, our Chief Executive Officer and a director, pursuant to which Mr. Dussault agreed to the return and cancellation of 13,000,000 shares of our common stock currently held by him. We did not provide Mr. Dussault with any compensation for such cancellation.

On November 8, 2007, we opened our first retail location on Melrose Avenue, California. Our Melrose location features women’s and men’s Ready-To-Wear collections as well as jewelry, luggage and headwear.

Corporate History

Our company was incorporated in the State of Nevada on August 1, 2006. Effective June 11, 2007, we completed a merger with our subsidiary Dussault Apparel Inc. As a result, we changed our name from “Release Your Lease Inc.” to “Dussault Apparel Inc.” We changed the name of our company to better reflect the anticipated direction and business of our company.

Effective July 11, 2007 we effected a fourteen (14) for one (1) forward stock split of our authorized, issued and outstanding shares. As a result, our authorized capital has increased from 75,000,000 shares of common stock with a par value of $0.001 to 10,050,000,000 shares of common stock with a par value of $0.001. Our issued and outstanding share capital increased from 3,060,000 shares of common stock to 49,000,000 shares of common stock.

Our common shares were quoted for trading on the OTCBB on March 14, 2007 under the symbol "RLYL". On June 11, 2007, our symbol changed to “DUSS”. The address of our principal executive office is 8010 Melrose Avenue, Los Angeles California, 90046-7010. Our telephone number is (866) 841 - 2010.

Competition

The apparel industry is intensely competitive and fragmented. We compete against other small apparel companies, as well as large companies that have a similar business and large marketing companies, importers and distributors that sell products similar to or competitive with ours. Examples of companies with whom we compete include Innovo Group Inc. (Joe's Jeans, Inc.), Levi Strauss & Co., Giorgio Armani, Polo Ralph Lauren Corporation, Calvin Klein, Nautica Enterprises, Guess?, Tommy Hilfiger Corp., Gap, Inc. and Abercrombie & Fitch.

Government Regulation and Supervision

Our operations are subject to the effects of international treaties and regulations such as the North American Free Trade Agreement (NAFTA). We are also subject to the effects of international trade agreements and embargoes by entities such as the World Trade Organization. Generally, these international trade agreements benefit our business rather than burden it because they tend to reduce trade quotas, duties, taxes and similar impositions. However, these trade agreements may also impose restrictions that could have an adverse impact on our business, by limiting the countries from whom we can purchase our fabric or other component materials, or limiting the countries where we might market and sell our products.

Labeling and advertising of our products is subject to regulation by the Federal Trade Commission. We believe that we are in substantial compliance with these regulations.

Research And Development

We do not currently have a formal research and development effort but we plan to continue to develop new products.

Employees

Currently we have six employees in addition to our directors and officers, who include Terry Fitzgerald, our President and Chief Executive Officer, Jason Dussault, our Secretary and Treasurer, Robert Mintak, our Chief Operating Officer, Jason Sundar, our VP Corporate Finance and Jamie Arthur Lewin, our Chief Financial Officer. We expect to hire no new employees over the next 12 month period as we expand into the retail fashion industry. We do and will continue to outsource contract employment as needed.

Intellectual Property

We own and operate the following registered internet domain names:

  www.dussaultapparel.com;

  www.dussualtink.com; and

  www.dussaultcustomink.com.

We own and operate the following trademark:

  Dussault Custom Ink Trademark.

Our Products

Our principal products are the limited edition high fashion streetwear, specifically hoodies, jeans and accessories we design, market, distribute and sell under the Dussault Custom Ink trademark. These products are sold in the United States and abroad to upscale retailers and boutiques. Samples of our products can be viewed on our website located at www.Dussaultapparel.com.

We currently sell men's styles and women's styles. Dussault Apparel products are made with high quality materials that are effected with a variety of processes including bleaching, washing, painting and hand finishing. Although we operate in a highly competitive market, what distinguishes the Dussault brand is the attention to detail and the exclusivity of product. Production runs are limited editions and in the case of our luxury leather bags each bag is numbered. In summary, Dussault Apparel creates clothing that by its exclusivity and limited production runs becomes an expression of a customers individuality.

Our Dussault hoodies are inspired hand finished pieces of art, these hoodies for men and women are lined with silk and accented with tattoo inspired artwork on the back. Skulls, lions, flames or a bloody cleaver toting panda give these hoodies an edge

Dussault denim offers a timeless cut and fit. Accented with detailed hardware and back pocket stitching design, the men’s denim is stylish and durable. The men’s line is available in four washes. The ladies denim line is available in a skinny jean fit.

Dussault Apparel products can be found in every major Canadian city, as well as New York, Los Angeles, Baltimore and Boston. Out products are sold to fashion conscious, affluent customers who shop in high-end boutiques and stores to customers who want to wear and be seen in the latest, trendiest streetwear.

Customers

As we are in the development stage of our business, our vision is to redefine the luxury experience and fulfill the lofty desires of affluent, fashion-conscious customers worldwide. Our target market is broad as our brand appeals to customers anywhere between the ages of 15-40. The younger clientele appreciates the forward fashion, and trend setting edginess while our customers in their 30’s and 40’s love the quality and throwback style of the old rock generations.

Marketing

Our main method of marketing is virtual. From outrageous short films to animations and music videos, we are constantly developing and airing fresh branded videos on YouTube.com, Myspace.com, Facebook.com and Squidoo.com. The virtual marketing method allows us to cost-effectively reach a wider market on an ongoing basis.

Our products have been featured on several T.V. show’s such as Gene Simmons’ Family Jewels and Criss’ Angels Mind Freak. Family Jewels has dedicated entire episodes to our brand, covering events and parties that we’ve hosted with all of Los Angeles hottest celebrities. He also promotes us through wearing our product while appearing on the Tom Green Show, as well as numerous other T.V. appearances.

We also utilize street teams of Dussault followers to promote our line in the night life club scene. Our Hoodies are being consistently promoted through fashion shows, concerts, and industry parties.

Report to Security Holders

We are not required to deliver an annual report to our stockholders but will voluntarily send an annual report, together with our annual audited financial statements. Any Securities and Exchange Commission filings that we do file will be available to the public over the internet at the Securities and Exchange Commission's website at http://www.sec.gov.

The public may read and copy any materials filed by us with the Securities and Exchange Commission at the Securities and Exchange Commission's Public Reference Room at 100 F Street, NE, Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-732-0330. We are an electronic filer. The Securities and Exchange Commission maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission. The internet address of the site is http://www.sec.gov.

RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other “forward-looking statements”. Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other “forward-looking statements” involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward-looking statements”.

Our common shares are considered speculative during the development of our new business operations. Prospective investors should consider carefully the risk factors set out below.

RISKS RELATED TO OUR BUSINESS

We have had minimal cash flows from operations and if we are not able to obtain further financing we may be forced to scale back or cease operations or our business operations may fail.

To date we have had minimal cash flows from operations and we have been dependent on sales of our equity securities to meet our cash requirements. As of October 31, 2007, we had working capital of $1,549,555. We do not expect positive material cash flow from operations in the near term. We have estimated that we may require up to $1,000,000 to carry out our plan in regards to retail fashion during the twelve month period ended October 31, 2008. However, there is no assurance that actual cash requirements will not exceed our estimates.

We depend on third parties for significant elements of our sales and distribution efforts. If these third parties do not continue to assist us in our sales and distribution, our revenue could decrease, which would have an adverse impact on our business.

We have limited marketing efforts. We depend substantially upon third parties for several critical elements of our business including, among other things, sales and distribution activities. There can be no assurance that we or these third parties will be able to establish or maintain adequate sales and distribution capabilities, that we will be able to enter into agreements or relationships with third parties in additional territories on financially acceptable terms or that any third parties with whom we enter into such arrangements will be successful in selling or distributing our products. If they are not, our business could be negatively impacted. Also, if we are unable to maintain our relationships with these sales agents and distributors or if these sales agents and distributors begin selling our competitors products, then our ability to generate revenues through the sale of our products could be negatively impacted.

Changes to government regulation and supervision could have an adverse effect on our business.

Any negative changes to international trade agreements and regulations such as NAFTA or any agreements affecting international trade such as those made by the World Trade Organization which result in a rise in trade quotas, duties, taxes and similar impositions or which has the result of limiting the countries from whom we can purchase our fabric or other component materials, or limiting the countries where we might market and sell our products, could have an adverse effect on our business.

Changes in trends may cause uncertainties with respect to the growth of our company and can effect our ability to generate revenues

Our ability to generate revenues in the future is dependent on whether we successfully develop our products and create a marketable product and license or otherwise commercialize our products. We cannot predict whether or when this may happen and this causes uncertainty with respect to the growth of our company and our ability to generate revenues.

RISKS RELATED TO OUR COMMON STOCK

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

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock and may have an adverse effect on the market for our shares.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

ITEM 2.	DESCRIPTION OF PROPERTY.

Our principal office is located at 8010 Melrose Avenue, Los Angeles California, 90046-7010. The 1,500 square feet office space was leased on March 15, 2007. The lease is renewable in five year increments and the current lease term expires at the end of July 15, 2012. The monthly fixed rent is $8,860. We believe that this space is sufficient to meet our present needs and do not anticipate any difficulty in securing alternative or additional space, as needed, on terms acceptable to us.

ITEM 3.	LEGAL PROCEEDINGS.

We know of no material, active, or pending legal proceeding against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation where such claim or action involves damages for more than 10% of our current assets as of January 22, 2007. There are no proceedings in which any of our company’s directors, officers, or affiliates, or any registered or beneficial shareholders, is an adverse party or has a material interest adverse to our company’s interest.

ITEM 4.	SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS PURCHASES OF EQUITY SECURITIES.

Our stock is listed for quotation on the OTC Bulletin Board under the trading symbol “DUSS”. Island Stock Transfer is the registrar and transfer agent for our common shares. Their address is 100 Second Avenue South, Suite 104N, St. Petersburg, FL 33701, Telephone: (727) 289-0010, Facsimile: (727) 289-0069. Our common shares initially began trading on the OTC Bulletin Board on March 14, 2007 under the trading symbol “RLYL”.

The following quotations obtained from Stockwatch.com reflect the highs and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission an may not represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

Quarter Ended	High	Low
October 31, 2007	$1.30	$0.51
July 31, 2007	$1.50	$1.14
April 30, 2007(1)	N/A	N/A

(1)	Our first trade did not occur until June 18, 2007.

On February 12, 2008, the closing price for our common stock as reported by the quotation service operated by the OTC Bulletin Board was $0.81.

As of February 12, 2008, there were 47 registered holders of record of our common stock. As of such date, 43,487,000 common shares were issued and outstanding.

Dividend Policy

We have not declared or paid any cash dividends since inception. Although there are no restrictions that limit our ability to pay dividends on our common shares, we intend to retain future earnings, if any, for use in the operation and expansion of our business and do not intend to pay any cash dividends in the foreseeable future.

Equity Compensation Plan Information

We currently do not have any stock option or equity plans.

Recent Sales of Unregistered Securities

The following sets forth certain information concerning securities which were sold or issued by us since our inception without the registration of these securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements.

On July 19, 2007, we issued 5,272,000 common shares to certain officers, directors and consultants pursuant to the terms of their respective agreements with the company. Of this amount, 1,972,000 shares will be issued to our President, Terry Fitzgerald pursuant to the terms of a consulting agreement; 1,500,000 and 1,000,000 shares issued to Robert Mintak and Jason Sundar respectively, pursuant to the terms of their consulting agreements; and an additional 800,000 common shares issued collectively to three further consultants. The shares were issued to six individuals in reliance on the exemptions from registration provided for in Regulation S and/or Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as amended.

On September 19, 2007, we closed a private placement consisting of 2,215,000 units of our securities at a price of $1.00 per unit for aggregate proceeds of $2,215,000. Each unit consisted of one common share and one common share purchase warrant, with each warrant entitling the holder, on exercise thereof, to purchase one additional common share at a price of $1.25 at any time until the close of business on the day which is 24 months from the date of closing of the private placement. We issued the Units to one investor in reliance upon the exemption from registration provided under Regulation S of the Securities Act of 1933, as amended.

ITEM 6.	MANAGEMENT DISCUSSION AND ANALYSIS

You should read the following discussion of our financial condition and results of operations together with the audited financial statements and the notes to audited financial statements included elsewhere in this filing prepared in accordance with accounting principles generally accepted in the United States. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward looking statements.

We currently design, develop, manufacture, market, distribute and sell high fashion apparel, including jeans, hoodies, luggage, jewelry and other custom apparel. We have agreements with several premiere North American retailers who carry our various lines.

We are a Nevada corporation with offices located at 8010 Melrose Avenue, Los Angeles California 90046-7010. We lease approximately 1,500 square feet of combined office and warehouse space located at 8010 Melrose Avenue, Los Angeles California, at a rate of $8,860 per month. Our telephone number is (866) 841 - 2010.

General Overview

We remain an early stage company that has only recently commenced active operations. As noted below we have only recently been generating revenue from our retail sales. Our primary concerns in regards to our efforts to maintain and expand our business and increase our revenues are:

  market acceptance of our products;

  our ability to successfully compete with other more established companies who provide similar products; and

  our short term funding requirements until we achieve a break-even level of operations.

While we are encouraged by the recent increases in sales and revenues (from $Nil for the period ended October 31, 2006 to $102,945 for the year ended October 31, 2007), we realize that in order for this trend to continue we must establish and maintain a significant share of our target market for the sales of our products. The only measurement that we have for ascertaining whether or not the market is accepting our products, and whether or not we are successfully competing in such market, is whether our revenues are increasing on a month to month basis. As we are an early stage company, and until we achieve a more substantial level of operations and have greater resources available to us, it will be difficult to analyze how we are doing in terms of our efforts to obtain additional market share and successfully compete in the retail market, other than by looking to our revenues as a benchmark.

Until we are able to generate material revenues from operations we must limit our expenses as much as possible. To date the majority of our expenses have been as a result of the acquisition of inventory, start up costs in regards to our retail operations, and stock compensation expenses due to share issuances to certain directors, officers and employees. Once we are no longer faced with such expenses, we anticipate that our ongoing operating expenses will be at a manageable level, provided that we at least maintain our current level of revenues and locate some additional financing as described below.

Results of Operations – Year ended October 31, 2007 compared to period from inception (August 1, 2006) to October 31, 2006

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended October 31, 2007 which are included herein.

Our operating results for the year ended October 31, 2007 and for the period from our inception on August 1, 2006 through to October 31, 2006 are summarized as follows:

	Year Ended October 31, 2007		Cumulative from inception (August 1, 2006) to October 31, 2006 (Audited)
Revenue	$102,945	$	Nil
Expenses	5,991,960		2,154
Salaries & Wages	121,682		Nil
Start-Up Costs	5,777,175		Nil
Other administrative Expenses	65,229		Nil
Professional fees	27,074		2,000

We incurred a net loss of $5,921,650 for the year ended October 31, 2007 compared to a net loss of $2,154 for the period from inception to October 31, 2006. The loss was primarily as a result of salaries and wages, start up costs in regards to our retail operations, and stock compensation expenses due to share issuances to certain directors, officers and employees.

We recognized an increase in revenues to $102,945 for the year ended October 31, 2007. During the period from inception to October 31, 2006, we did not recognize any revenues. The increase in revenue was due to sales to ten retail outlets prior to opening our retail store operation on November 5, 2007. Our operating income was $69,510.

We experienced an increase in general and administration expenses in the year ended October 31, 2007 to $5,991,160, as compared to general and administration expenses for the period from inception to October 31, 2006 of $2,154. This increase was primarily due to the increased salaries and wages, start up costs and professional fees.

As of October 31, 2007, we had a working capital of $1,549,555.

Liquidity and Capital Resources

Our principal capital resources have been through the issuance of common stock, although we may use shareholder loans, advances from related parties, or borrowing in the future.

As at October 31, 2007 we had $227,256 of cash on hand. As at October 31, 2007, our total current assets were $2,475,017, which consisted primarily of inventory of $2,144,817, cash on hand as noted above and accounts receivable of $102,944.

While our revenue from sales has been increasing from period to period, there is no guarantee that this will continue, or will increase to a sufficient level to fund our operations. However, as our revenues and cash flow from operations increase, we look forward to relying less on the sale of stock and advances from related parties in order to finance our operations.

As at October 31, 2007, our total current liabilities increased to $925,426 from $Nil at October 31, 2006, primarily reflecting an increase in subscription received.

We do not anticipate any material changes in the cost or requirements relating to the capital resources required to conduct our operations. We do not have any obligations regarding, and do not intend on making, any material capital expenditures.

Historically, we have financed our cash flow and operations from the sale of stock and advances from shareholders. Subsequent to the year ended October 31, 2007, we effected equity private placements totaling $2,215,000, and have cash on hand of $227,256. These funds will not be sufficient for us to address our minimum current and ongoing expenses, and as a result we may have to restrict or eliminate expenses associated with the marketing and promotion activity connected with the development and marketing of our products and expansion of our retail operations. However, we cannot satisfy our minimum cash requirements for the year ending October 31, 2008 without further funding. As we will require additional monies during 2008, we hope to raise any such additional capital primarily through the private placement of our securities or advances from related parties.

For the year ended October 31, 2007, we incurred operating expenses of $5,991,160.

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

Cash Requirements

We anticipate that we will require up to $830,000 for the 12 months ending October 31, 2008 to implement our expansion plans. Specifically, we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Estimated Funding Required During the Twelve Month Period Ending October 31, 2008

Design and Development Activities	$60,000
Officer and Employee Compensation	500,000
Sales and Marketing	140,000
Legal, Accounting and Professional Fees	40,000
General and Administrative	90,000

Total	$830,000

There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to scale down or perhaps even cease the operation of our business.

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

Future Operations

Presently, our revenues are not sufficient to meet our operating and capital expenses. Management projects that we will require additional funding to maintain and expand our current operations.

Our capital requirements are difficult to plan in light of our current strategy to expand our customer base and retail operations for our products. Since our inception, we have been dependent on investment capital as an important source of liquidity. Our operations presently are generating negative cash flow, and we do not expect positive cash flow from operations in the near term. We need to secure additional working capital in the short-term in order to sustain our operations and execute our business plan. It is our intention to raise sufficient funds necessary to carry our company through to positive cash flow and profitability. We have incurred operating losses since inception, and this is likely to continue into the year ended October 31, 2008.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended October 31, 2007, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

An investment in our common stock involves a number of very significant risks. You should carefully consider the risks and uncertainties in addition to other information in this information statement in evaluating our company and our business. It is possible that our business, operating results and financial condition could be seriously harmed due to any of the risks disclosed herein. As a result of any of these risks you could lose all or part of your investment.

As a result, there will also be substantial doubt about our ability to continue as a going concern as the continuation of its business will be dependent upon obtaining further financing, successful and sufficient market acceptance of the automated photo products, the continuing successful development of our products and retail operations, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of the stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for its continued operations. We intend to pursue various financing alternatives to meet its immediate and long-term financial requirements, which it anticipates will consist of further private placements of its equity securities or shareholder loans. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our obligations as they become due and we will be forced to scale down or perhaps even cease operations.

Management believes that our products will become increasingly popular in our targeted market segment and that if we are successful at building our brand and showing consistent sales growth that we may be successful at completing future equity or debt financings.

We are pursuing various financing alternatives to meet our immediate and long-term financial requirements, which we anticipate will consist of further private placements of equity securities, advances from related parties or shareholder loans. We plan to rely on loans from management to meet our short term cash requirements. We have not entered into any definitive agreements with any shareholders or related parties for the provision of loans or advances. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, or generate significant material revenues from operations, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease our operations.

Off-Balance Sheet Arrangements

Our company has no outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Neither our company nor our operating subsidiaries engage in trading activities involving non-exchange traded contracts.

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

Income Taxes

We utilizes SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. We generated deferred tax credits through net operating loss carryforwards. However, a valuation allowance of 100% has been established, as the realization of the deferred tax credits is not reasonably certain, based on going concern considerations outlined below.

Development-Stage Company

We are considered a development-stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7. SFAS. No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things. Management has defined inception as August 1, 2006. Since inception, We have incurred operating losses totaling $5,923,804. Our working capital has been generated through the sales of common stock. Management has provided financial data since August 1, 2006 “Inception” in the financial statements, as a means to provide readers of our financial information to make informed investment decisions.

Restatement

The balance sheet as at October 31, 2006 and statement of operations for the period August 1, 2006 (date of inception) to October 31, 2006 were restated to reflect a fourteen (14) for one (1) forward stock split of authorized, issued and outstanding common stock on June 11, 2007. Elements of the financial statements restated were Common Stock, Additional Paid-In Capital, Earnings per Share and Weighted Average shares outstanding, basic and diluted. Total stockholders’ equity and net loss remained unchanged.

Accounts Receivable

We shipped inventory at wholesale prices to ten retail outlets in October of 2007 totaling $102,944. Payment terms varied. As at October 31, 2007 none of the terms had expired, and no collections had been made. An accounting policy for allowance for doubtful accounts has not been established because of insufficient experience. Customers were qualified by management from prior business arrangements, and management expects the full amount of $102,944 will be collected in the following year.

Inventory

Inventories are stated at the lower of cost or market value. Market value represents net realizable value. Inventories are priced by the Retail Inventory (average cost) method. A perpetual inventory system is maintained.

Property and Equipment

Fixtures and equipment are stated at cost less accumulated depreciation. Major additions, betterment and rental improvements during the construction phase of the retail store April through October 2007 are capitalized. Maintenance and repairs are expensed currently. Fixtures and equipment including leasehold improvements totaling $68,640 were installed in a leased retail store following possession in March, 2007. As at October 31, 2007 the store had not commenced operations. These assets were not “in service” and thus not depreciated during the year.

Startup Costs

Startup costs of $5,777,175 were incurred in preparation for the opening of a retail store, reported in Note 6, Subsequent Events. Costs included preparation for a grand opening and consulting costs. Cost of fixtures and equipment was capitalized.

Loss Per Share

Net loss per share is calculated in accordance with SFAS 128, Earnings Per Share, for the periods presented. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. We has no potentially dilutive securities as of October 31, 2007.

On June 11, 2007 a forward stock split of Common Stock occurred on a 14 for 1 basis. The loss per share for the periods presented has been calculated accordingly, giving retroactive effect to the forward stock split.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the period ended October 31, 2006 and year ended October 31, 2007:

	2006	2007
Basic and diluted net loss per share:
Numerator
Net (Loss)	$(2,154)	$(5,921,650)

Denominator
Basic and diluted weighted average
number of shares outstanding	14,479,346	50,126,595

Basic and Diluted Net Loss Per Share	$(0.00)	$(0.12)

ITEM 7.	FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors and Shareholders
Dussault Apparel Inc.
Vancouver, B.C., Canada

I have audited the accompanying balance sheet of Dussault Apparel Inc. as of October 31, 2007 and 2006 and the related statements of operations, of shareholders’ equity (deficit) and of cash flows for the year ended October 31, 2007 and the period August 1, 2006 (date of inception) through October 31, 2006. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, based on my audit, the financial statements referred to above present fairly, in all material respects, the financial position of Dussault Apparel Inc as of October 31, 2007 and 2006 and the results of its operations and its cash flows for the year ended October 31, 2007 and the period August 1, 2006 (date of inception) through October 31, 2006 in conformity with United States generally accepted accounting principles.

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company as at October 31, 2007 had not established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company subsequently opened its planned retail outlet, per Note 6 to these financial statements, however the ability of the Company to continue as a going concern is dependent on the successful stimulation of sales in order to fund operating losses and become profitable. If the Company is unable to make it profitable, the Company could be forced to cease development of operations. Management cannot provide any assurances that the Company will be successful in its retail operation. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern

John Kinross-Kennedy
Certified Public Accountant
Irvine, California

January 28, 2008

17

DUSSAULT APPAREL INC.
(A Development Stage Company)
Balance Sheet
October 31,

	2006	2007
	(Restated)
ASSETS
Current Assets
Cash	$43,846	$227,256
Accounts Receivable	-	102,944
Inventory	-	2,144,817

Total Current Assets	43,846	2,475,017

FIXED ASSETS
Property and Equipment	-	68,641

	-	68,641

Total Assets	$43,846	$2,543,658

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$-	$889
Subscription Received	-	924,573

Total Current Liabilities	-	925,462

Total Liabilities	-	925,462

Shareholders' Equity
Common Stock, $0.001 par value; authorized
75,000,000 shares; issued and outstanding
56,487,000 shares	42,700	56,487
Additional Paid-In Capital	3,300	7,485,513
Deficit accumulated during the development stage	(2,154)	(5,923,804)

Total Shareholders' Equity	43,846	1,618,196

Total Liabilities and Shareholders' Equity	$43,846	$2,543,658

(The accompanying notes are an integral part of these financial statements)

18

DUSSAULT APPAREL INC.
(A Development Stage Company)
Statement of Operations

	For the period			For the period
	from Aug. 1			from Aug. 1
	2006	For the three	For the year	2006
	(date of			(date of
	inception)	months ended	ended	inception)
	to October 31,	October 31,	October 31,	to October
	2006	2007	2007	31, 2007
	(Restated)

Revenue	$-	$102,945	$102,945	$102,945

Cost of Sales		33,435	33,435	33,435

Operating Income	-	69,510	69,510	69,510

General and Administrative Expenses:
Salaries & Wages		117,932	121,682	121,682
Professional Fees	2,000	1,673	27,074	29,074
Start-Up Costs		5,777,175	5,777,175	5,777,175
Other Admin. Expenses	154	572	65,229	65,383
Total General and
Administrative
Expenses	2,154	5,897,352	5,991,160	5,993,314

Net Loss	$(2,154)	$(5,827,842)	$(5,921,650)	$(5,923,804)

Loss Per Common Share:
Basic and diluted	$-	$(0.11)	$(0.12)

Weighted Average Shares
Outstanding basic and
diluted	14,479,346	53,964,207	50,126,595

(The accompanying notes are an integral part of these financial statements)

19

DUSSAULT APPAREL INC.
(A Development Stage Company)
Statement of Cash Flows

				For the
	For the			period from
	period			Aug. 1,
	from Aug. 1,	For the three		2006(date
	2006(date of	months	For the year	of inception)
	inception) to	ended Oct.	ended Oct.	to Oct. 31,
	Oct. 31, 2006	31, 2007	31, 2007	2007
Cash flows from operating activities:
Net loss	$(2,154)	$(5,827,842)	$(5,921,650)	$(5,923,804)
Adjustments to reconcile net loss to net cash
used by operating activities:
Change in operating assets and liabilities:
(Increase)/Decrease in Accounts Receivable		(102,944)	(102,944)	(102,944)
(Increase)/Decrease in Inventory		(839,741)	(2,144,817)	(2,144,817)
Increase (Decrease) in accounts payable
and accrued liabilities		(14,440)	889	889
Non cash issue of stock for services		5,272,000	5,272,000	5,272,000
Net cash (used by) operating
activities	(2,154)	(1,512,967)	(2,896,522)	(2,898,676)

Cash flows from investing activities
Purchase of property and equipment	0	(68,641)	(68,641)	(68,641)
Net cash (used by) investing
activities	0	(68,641)	(68,641)	(68,641)

Cash flows from financing activities:
Subscriptions received/(converted to
stock)		(553,652)	924,573	924,573
Common stock issued for cash	46,000	2,215,000	2,224,000	2,270,000
Net cash (used by) provided by
financing activities	46,000	1,661,348	3,148,573	3,194,573
				`
Net increase (decrease) in cash	43,846	79,740	183,410	227,256

Cash, beginning of the period	0	147,516	43,846	-
Cash, end of the period	$43,846	$227,256	$227,256	$227,256
Supplemental cash flow disclosure:
Interest paid	$-	$-	$-	$-
Taxes paid	$-	$-	$-	$-

(The accompanying notes are an integral part of these financial statements)

20

DUSSAULT APPAREL INC.
(A Development Stage Company)
Statement of Shareholders' Equity
(Unaudited)

				Deficit
				Accumulated	Total
	Common Stock		Additional	during the	Shareholders'
	Number of		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Inception: August 1, 2006	-	$-	$-	$-	$-

Aug. 31, 2006: issued stock for cash at $0.02 per
share	1,500,000	1,500	13,500		15,000
Oct 31, 2006: issued stock for cash at $0.02 per
share	1,550,000	1,550	29,450		31,000
Net loss for period January 12 - October 31, 2006				(2,154)	(2,154)
Balance, October 31, 2006	3,050,000	$3,050	$42,950	$(2,154)	$43,846

Nov. 8, 2006: issued stock for cash at $0.02 per
share	450,000	450	8,550		9,000

Balances before 14 for 1 forward common stock
split	3,500,000	3,500	51,500	(2,154)	52,846
Jun 11, 2007: 14 for 1 forward common stock split	45,500,000	45,500	(45,500)		-
Balances after 14 for 1 forward common stock split	49,000,000	49,000	6,000	(2,154)	52,846

July 19, 2007 issued stock for services at $1.00 per
sh	5,272,000	5,272	5,266,728		5,272,000
Sep. 19, 2007 issued stock for cash at $1.00 per
share	2,215,000	2,215	2,212,785		2,215,000
Net loss for year ended October 31, 2007				(5,921,650)	(5,921,650)

Balances at October 31, 2007	56,487,000	$56,487	$7,485,513	($5,923,804)	$1,618,196

(The accompanying notes are an integral part of these financial statements)

DUSSAULT APPAREL INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2007

NOTE 1 – BASIS OF PRESENTATION

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and with the instructions to Form 10-KSB as promulgated by the Securities and Exchange Commission (“SEC”).

These financial statements include all adjustments that in the opinion of management are necessary to present fairly the financial position, results of operations and cash flows for the year ended October 31, 2007. All adjustments are of a normal recurring nature.

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

On June 11, 2007 the Company, at that time named Release Your Lease, Inc., effected a reverse forward merger with Dussault Apparel Inc, a Nevada shell company. Release Your Lease Inc. survived the merger and the name was changed to Dussault Apparel, Inc. The Company became oriented toward the retail clothing business.

Income Taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company generated deferred tax credits through net operating loss carryforwards. However, a valuation allowance of 100% has been established, as the realization of the deferred tax credits is not reasonably certain, based on going concern considerations outlined below.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company as at October 31, 2007 had not established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company subsequently opened its planned retail outlet, per Note 6, however the ability of the Company to continue as a going concern is dependent on the successful stimulation of sales in order to fund operating losses and become profitable. If the Company is unable to make it profitable, the Company could be forced to cease development of operations. Management cannot provide any assurances that the Company will be successful in its retail operation. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7. SFAS. No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things. Management has defined inception as August 1, 2006. Since inception, the Company has incurred operating losses totaling $5,923,804. The Company’s working capital has been generated through the sales of common stock. Management has provided financial data since August 1, 2006 “Inception” in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

Restatement

The balance sheet as at October 31, 2006 and statement of operations for the period August 1, 2006 (date of inception) to October 31, 2006 were restated to reflect a fourteen (14) for one (1) forward stock split of authorized, issued and outstanding common stock on June 11, 2007. Elements of the financial statements restated were Common Stock, Additional Paid-In Capital, Earnings per Share and Weighted Average shares outstanding, basic and diluted. Total stockholders’ equity and net loss remained unchanged.

Accounts Receivable

The company shipped inventory at wholesale prices to ten retail outlets in October of 2007 totaling $102,944. Payment terms varied. As at October 31, 2007 none of the terms had expired, and no collections had been made. An accounting policy for allowance for doubtful accounts has not been established because of insufficient experience. Customers were qualified by management from prior business arrangements, and management expects the full amount of $102,944 will be collected in the following year.

Inventory

Inventories are stated at the lower of cost or market value. Market value represents net realizable value. Inventories are priced by the Retail Inventory (average cost) method. A perpetual inventory system is maintained.

Property and Equipment

Fixtures and equipment are stated at cost less accumulated depreciation. Major additions, betterment and rental improvements during the construction phase of the retail store April through October 2007 are capitalized. Maintenance and repairs are expensed currently. Fixtures and equipment including leasehold improvements totaling $68,640 were installed in a leased retail store following possession in March, 2007. As at October 31, 2007 the store had not commenced operations. These assets were not “in service” and thus not depreciated during the year.

Startup Costs

Startup costs of $5,777,175 were incurred in preparation for the opening of a retail store, reported in Note 6, Subsequent Events. Costs included preparation for a grand opening and consulting costs. Cost of fixtures and equipment was capitalized.

Loss Per Share

Net loss per share is calculated in accordance with SFAS 128, Earnings Per Share, for the periods presented. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. The Company has no potentially dilutive securities as of October 31, 2007.

On June 11, 2007 a forward stock split of Common Stock occurred on a 14 for 1 basis. The loss per share for the periods presented has been calculated accordingly, giving retroactive effect to the forward stock split.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the period ended October 31, 2006 and year ended October 31, 2007:

	2006	2007
Basic and diluted net loss per share:
Numerator
Net (Loss)	$(2,154)	$(5,921,650)

Denominator
Basic and diluted weighted average
number of shares outstanding	14,479,346	50,126,595

Basic and Diluted Net Loss Per Share	$(0.00)	$(0.12)

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment". Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No.

123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) were required to apply Statement 123(R) as of the first interim or annual reporting period that began after June 15, 2005.

In March 2005, the SEC released Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”), which provided interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provided the SEC staff’s views regarding valuation of share-based payment arrangements. In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. Management adopted SFAS 123(R) at inception August 1, 2006.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

There were no contingent liabilities as at October 31, 2007.

A property lease was entered into March 7, 2007 by the principals of the Company on behalf of the Company for a retail store at 8010 Melrose Avenue, Los Angeles, California: The terms of the lease call for a five year lease beginning March 15, 2007 at a flat rate of $8,860 per month, and ending July 15, 2012. Rent for April, May, June, and July 2007 was abated. This was during the construction period of improvements to a retail store. The lease provides for an option to renew for five years at a re-negotiated rent.

Future minimum lease payments required under the lease at October 31, 2007 are as follows, for fiscal years ending October 31:

2008	$106,320
2009	106,320
2010	106,320
2011	106,320
2012	82,620

Total minimum lease payments	$507,900

NOTE 4 – CAPITAL STRUCTURE

Common Stock Transactions during the period from inception August 1, 2006 through October 31, 2007

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

On August 31, 2007, the Company issued a total of 5,272,000 shares of common stock at a price of $1.00 per share for consultants’ fees valued at $5,272,000.

On August 31, 2007, the Company issued 2,215,000 shares of common stock for cash at a price of $1.00 per share, realizing $2,215,000 before fees.

As of October 31, 2007 the Company had authorized 75,000,000 shares of $0.001 par value common stock, of which 56,487,000 shares were issued and outstanding.

NOTE 5 – LITIGATION

There were no legal proceedings against the Company with respect to matters arising in the ordinary course of business.

NOTE 6 – SUBSEQUENT EVENT

On November 7, 2007 the Company opened its planned retail outlet “Dussault Motel” on Melrose Avenue in Los Angeles. The store was fully stocked and functional following a grand opening.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.	CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this annual report, being October 31, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer and our principal financial officer. Based upon that evaluation, our company’s principal executive officer and our principal financial officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our company’s internal controls or in other factors, which could affect internal control subsequent to the date we carried out our evaluation.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our Chief Executive Officer and our Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

ITEM 8B.	OTHER INFORMATION.

On November 5, 2007, we entered into a return to treasury agreement with Jason Dussault, our Chief Executive Officer and a director, pursuant to which Jason has agreed to the return and cancellation of 13,000,000 shares of our common stock currently held by him. We did not provide Jason with any compensation for such cancellation.

We have entered into a consulting agreement with Baird McLellan Inc. to provide public and media relations services. The compensation for these services shall be payable in 250,000 shares of our common stock and a monthly management fee of CDN$5,500 (Five thousand and five hundred Canadian dollars) per month, payable in equal monthly installments on the 15th day of the month to which payment of such management fee relates.

Change in Shell Company Status

Management has determined that, given the status of our company and the development of our business during the year ended October 31, 2007, our company has ceased to be a shell company as defined in Rule 12b-2 of the United States Securities Exchange Act of 1934, as amended. Please refer to the other information contained in this annual report for a detailed description of the development and business of our company.

For additional information, including information relating to the description of the common stock of our company, refer to our Registration Statement on Form SB-2 filed with the SEC on January 11, 2007.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers, Promoters and Control Persons

All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. The executive officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors, executive officers and the executive officers of our operating subsidiaries, as well as the positions held, age and duration of appointment for such persons are as follows:

Name	Position Held with our Company	Age
Terry Fitzgerald	Chief Executive Officer, President and Director since June 22, 2007	39
Jason Dussault	Treasurer, Secretary and Director since May 10, 2007	34
Robert Mintak	Chief Operating Officer since July 17, 2007	45
Jamie Arthur Lewin	Chief Financial Officer since July 17, 2007	58
Jason Sundar	Vice President of Corporate Finance since July 11, 2007	31

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he was employed.

Terry Fitzgerald, Chief Executive Officer, President and Director

Mr. Fitzgerald brings to our company more than 16 years of corporate experience in the licensing, design, entertainment, and manufacturing arenas. After graduating from university in British Columbia, Canada, he moved to Portland, Oregon to create the McFarlane Group of companies with partner Todd McFarlane. Mr. McFarlane is best known as the world’s top selling comic book artist. Together in 1992, he and Mr. Fitzgerald formed Todd McFarlane Productions, Inc., a comic book company that to date has sold over 125 million comic books in 30 different languages worldwide. He was then integral in the acquisition and subsequent expansion of a corporation that would later be known as McFarlane Toys. This company is known for its highly detailed action figures of licensed properties such as the Simpsons, Halo, the Matrix, Kiss, Elvis, MLB, NBA, NFL and NHL, the Terminator and the Beatles. With his vital involvement at the executive level, the McFarlane Group has grown from a two-person organization to one that now includes 150+ employees in four countries, with sales in the nine-figure range, with distribution with retailing partners such as Wal-Mart, Target, K-Mart, Toys’R’Us and Kaybe. As President and COO of Todd McFarlane Entertainment, Inc., he oversaw development and production of feature films and television series for New Line Cinema, Paramount Pictures, Universal Pictures, Warner Bros. Pictures, Home Box Office, UPN and Fox Television. Mr. Fitzgerald’s role as producer and writer/director of these and other projects has garnered him two Emmy Awards, two Grammy Award nominations with one win, nine MTV Music Video Award nominations wins and one MuchMusic Music Video Award

Jason Dussault, Treasurer, Secretary and Director

Creating and collaborating with several companies over the past 15 years, Mr. Dussault has worked to take small start-up companies public, accessing financing from U.S., Canadian and European sources and providing corporate guidance. In 2005, after successfully raising hundreds of millions of dollars in capital for his client companies, he finally decided to pursue his ultimate passion. From that first inspired leap, Dussault Apparel Inc. was born. A year later, his first line of fashions sold out almost immediately, establishing his company and launching Dussault Custom Apparel. As our company’s creative visionary, he works with Head Designer Peter Tsang to expand on a unique style, honing his creations through an intimate connection to some of the world’s leading celebrities and elite from the worlds of entertainment and sports.

Robert Mintak, Chief Operating Officer

Mr. Robert Mintak has over 25 years of experience in the retail and wholesale industries. His track record in management includes five years with the Robinson Group, which was named one of the 50 best managed companies in Canada in 2005, and ten years of management experience in retail. Mr. Mintak is also a certified lighting designer. Mr. Mintak has been the Chief Financial Officer of Open Sundaes Bath and Body Products for the past 3 years.

Jamie Arthur Lewin, Chief Financial Officer

Mr. Lewin has 15 years of progressive experience and responsibility in accounting, financial analysis, financial management and business administration. Mr. Lewin has been the Chief Financial Officer for Abenteuer Resources Corp. (TSX-V: ABU) since June of 2006 and the Manager of Finance and Administration for CNIB BC/Yukon Division since October 2006. Mr. Lewin has a strong work ethic and is highly developed in accounting.

Jason Sundar, Vice President, Corporate Finance

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

Significant Employees

We have no significant employees beyond the directors and officers of our company.

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit Committee and Audit Committee Financial Expert

We do not have an Audit Committee, our board of directors performs the functions of an Audit Committee. The current size of our board of directors does not facilitate the establishment of a separate committee.

Our board of directors has determined that it does not have a member of the audit committee that qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B.

We believe that our board of directors is capable of analyzing and evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of the issues reasonably expected to be raised by our company. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date.

Other Committees of the Board

Compensation Committee

We do not have a compensation committee.

Nominating Committee

We do not have a Nominating Committee, our entire board of directors perform the functions of a Nominating Committee and oversee the process by which individuals may be nominated to our board of directors.

The current size of our board of directors does not facilitate the establishment of a separate committee. We hope to establish a separate Nominating Committee consisting of independent directors, if the number of our directors is expanded.

Code of Ethics

Effective January 24, 2008, our company’s board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, members of our board of directors, our company’s officers including our President (being our principal executive officer and principal financial and accounting officer), contractors, consultants and advisors. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

(1)      honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

(2)      full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

(3)      compliance with applicable governmental laws, rules and regulations;

(4)      the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

(5)      accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company’s personnel shall be accorded full access to our president with respect to any matter which may arise relating to the Code of Business Conduct and Ethics. Further, all of our company’s personnel are to be accorded full access to our company’s board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our company officers.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company’s President. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the President, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company’s Code of Business Conduct and Ethics by another.

We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to our company at the address on the cover of this annual report.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during our fiscal year ended October 31, 2007, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Terry Fitzgerald	1	1	Nil
Jason Dussault	2(1)(2)	4	Nil
Robert Mintak	1	1	Nil
Jamie Arthur Lewin	1	Nil	Nil
Jason Sundar	1	1	Nil

(1)	The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 3 - Initial Statement of Beneficial Ownership of Securities.

(2)	The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 4 – Statement in Changes of Beneficial Ownership.

ITEM 10.	EXECUTIVE COMPENSATION.

The particulars of compensation paid to the following persons:

  our principal executive officer;

  each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended October 31, 2007 who had total compensation exceeding $100,000; and

  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, of our years ended October 31, 2007 and 2006, are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bon us ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensatio n Earnings ($)	All Other Compensatio n ($)	Total ($)
Terry Fitzgerald(1) Chief Executive Officer and President	2007 2006	135,208.37 N/A	0 N/A	1,972,000.00 N/A	0 N/A	0 N/A	0 N/A	2,000.00 N/A	2,109,208.37 N/A
Jason Dussault(2) Secretary and Treasurer	2007 2006	30,000.00 N/A	0 N/A	0 N/A	0 N/A	0 N/A	0 N/A	0 N/A	30,000.00 N/A
Robert Mintak (3) Chief Operating Officer	2007 2006	18,000.00 N/A	0 N/A	1,500,000.00 N/A	0 N/A	0 N/A	0 N/A	0 N/A	1,518,000.00 N/A
Jamie Arthur Lewin(4) Chief Financial Officer	2007 2006	1,400.00 N/A	0 N/A	0 N/A	0 N/A	0 N/A	0 N/A	0 N/A	1,400.00 N/A
Mark Hammer(6) Former Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer	2007 2006	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)	Terry Fitzgerald was appointed President of our company on June 22, 2007.

(2)	Jason Dussault was appointed Secretary and Treasurer of our company on May 10, 2007.

(3)	Robert Mintak was appointed Chief Operating Officer of our company on July 17, 2007.

(4)	Jamie Arthur Lewin was appointed Chief Financial Officer of our company on July 17, 2007.

(5)	Jason Sundar was appointed Vice President of Corporate Finance of our company on July 11, 2007.

(6)	Mark Hammer was appointed Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of our company on August 1, 2006 and resigned on May 10, 2007.

Employment/Consulting Agreements

We reimburse our directors for expenses incurred in connection with attending board meetings. We have not paid any director's fees or other cash compensation for services rendered as a director since our inception to October 31, 2007.

Other than as set forth below, we have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

On July 19, 2007, we entered into consulting agreements with Robert Mintak, our Chief Operating Officer, and Jason Sundar, our V.P. Corporate Finance. The agreements are for three year terms. Pursuant to the terms of the agreement with Mr. Mintak, we agreed to issue 1,500,000 restricted shares of common stock. Pursuant to the terms of the agreement with Jason Sundar, we agreed to issue 1,000,000 restricted shares of common stock, which will be released in three equal annual installments after each year of service.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers may receive stock options at the discretion of our board of directors. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Stock Options and Stock Appreciation Rights

From the date of inception to October 31, 2007, we did not grant any stock options or stock appreciation rights to any of our directors or officers and there were no stock options or stock appreciation rights outstanding on October 31, 2007.

We currently do not have a stock option plan.

Pension and Retirement Plans

Currently, we do not offer any annuity, pension or retirement benefits to be paid to any of our officers, directors or employees, in the event of retirement.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of February 12, 2008, certain information with respect to the beneficial ownership of our company's common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers and the directors and executive officers of our operating subsidiaries. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. A person is deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days.

Name and Address of Beneficial Owner	Position	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Terry Fitzgerald 15217 S. 18th Avenue Phoenix, AZ 85045	Chief Executive Officer, President and director	1,972,000	4.53%
Jason Dussault 3742 West 10th Avenue	Secretary, Treasurer and director	6,000,000	13.80%

Name and Address of Beneficial Owner	Position	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Vancouver, BC V6R 2G4
Jamie Arthur Lewin 2358 -349 W. Georgia St. Vancouver BC V6B 1Z1	Chief Financial Officer	Nil	N/A
Robert Mintak 3742 West 10th Avenue Vancouver, BC V6R 2G4	Chief Operating Officer	1,500,000	3.45%
Jason Sundar 9th Floor, Two Bentall Centre 555 Burrard Street Vancouver, BC V7X 1M8	Vice President of Corporate Finance	1,000,000	2.23%
Directors and Executive Officers as a Group		10,472,000	24.01%

(1)

Based on 43,487,000 shares of common stock issued and outstanding as of February 12, 2008. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as disclosed herein, there have been no transactions or proposed transactions in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years in which any of our directors, executive officers or beneficial holders of more than 5% of the outstanding shares of our common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest.

ITEM 13.	EXHIBITS

(a)	Pursuant to Rule 601 of Regulation SB, the following exhibits are included herein or incorporated by reference.

Exhibit	Description
Number
(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on January 11, 2007).
3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 Filed on January 11, 2007).
3.3	Articles of Merger filed with the Nevada Secretary of State on May 29, 2007 (incorporated by reference from our Current Report on Form 8-K filed on June 16, 2007).
3.4	Certificate of Change filed with the Nevada Secretary of State on May 29, 2007 (incorporated by reference from our Current Report on Form 8-K filed on June 16, 2007).
(10)	Material Contracts
10.1	Employment Agreement dated June 22, 2007, between our company and Terry Fitzgerald incorporated by reference from our Current Report on Form 8-K filed on June 25, 2007).
10.2	Letter of Intent dated June 25, 2007, between our company and Dussault Jeans Inc. (incorporated by reference from our Current Report on Form 8-K filed on July 2, 2007).
10.3	Letter of Intent dated November 5, 2007 between our company and Dussault Jeans Inc. (incorporated by reference from our Current Report on Form 8-K filed on November 5, 2007).
10.4*	Consulting Agreement dated July 19, 2007, between our company and Jason Sundar.
10.5*	Consulting Agreement dated July 19, 2007, between our company and Robert Mintak.
10.6	Bridge Loan Agreement dated July 19, 2007, between our company and Dussault Jeans Inc. (incorporated by reference from our Current Report on Form 8-K filed on August 1, 2007).
(14)	Code of Ethics
14.1*	Code of Business Conduct and Ethics.
(31)	Section 302 Certification
31.1*	Certification Statement of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Statement of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
(32)	Section 906 Certification
32.1*	Certification Statement of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.
32.2*	Certification Statement of the Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

*	Filed herewith.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit fees

The aggregate fees billed for the two most recently completed fiscal periods ended October 31, 2007 and October 31, 2006 for professional services rendered by John Kinross Kennedy – Certified Public Accountant for the audit of our annual consolidated financial statements, quarterly reviews of our interim consolidated financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended October 31, 2007	Year Ended October 31, 2006
Audit Fees and Audit Related Fees	6,500.00	1,250.00
Tax Fees	0.00	0.00
All Other Fees	1,300.00	0.00
Total	$7,800.00	$1,250.00

Audit Fees. Consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim consolidated financial statements included in quarterly reports, services performed in connection with filings with the Securities and Exchange Commission and related comfort letters and other services that are normally provided by John Kinross Kennedy , Certified Public Accountant for the fiscal years ended October 31, 2007 and October 31, 2006 in connection with statutory and regulatory filings or engagements.

Tax Fees. Consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

We do not use John Kinross Kennedy , for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage John Kinross Kennedy to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before John Kinross Kennedy is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

  approved by our audit committee (the functions of which are performed by our entire board of directors); or

  entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

Our entire board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by our sole director either before or after the respective services were rendered. Our board of directors have considered the nature and amount of fees billed by John Kinross Kennedy and believe that the provision of services for activities unrelated to the audit is compatible with maintaining John Kinross Kennedy ’s independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUSSAULT APPAREL INC.

By:	/s/ Terry Fitzgerald
Terry Fitzgerald
Chief Executive Officer and President
Principal Executive Officer,
Date: February 13, 2008.

By:	/s/ Jamie Arthur Lewin
Jamie Arthur Lewin
Chief Financial Officer
Principal Financial Officer and Principal Accounting Officer,
Date: February 13, 2008.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Terry Fitzgerald
Terry Fitzgerald
Chief Executive Officer and Director
Principal Executive Officer,
Date: February 13, 2008.

By:	/s/ Jamie Arthur Lewin
Jamie Arthur Lewin
Chief Financial Officer
Principal Financial Officer and Principal Accounting Officer,
Date: February 13, 2008.

By:	/s/ Jason Dussault
Jason Dussault
Director
Date: February 13, 2008.