Form 10QSB
period 2008-01-31
Dussault Apparel Inc.
filed 2008-03-24
CIK 1383756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from _________to _________

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

Yes [   ]   No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the
Exchange Act after distribution of securities under a plan confirmed by a court. Yes [   ]   No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:

As of March 5, 2008, there were 43,487,000 shares of common stock, par value $0.001, outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [   ]   No [X]

DUSSAULT APPAREL INC.
(A Development Stage Company)
Balance Sheet
October 31,

	January 31,	October 31,
	2008	2007
	(Unaudited)
ASSETS
Current Assets
Cash	$78,927	$227,256
Accounts Receivable	83,275	102,944
Inventory	2,055,962	2,144,817

Total Current Assets	2,218,164	2,475,017

FIXED ASSETS
Property and Equipment, net	49,369	68,641

	49,369	68,641

Total Assets	$2,267,533	$2,543,658

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$14,759	$889
Subscriptions Received	1,335,318	924,573

Total Current Liabilities	1,350,077	925,462

Total Liabilities	$1,350,077	$925,462

Shareholders' Equity
Common Stock, $0.001 par value; authorized
75,000,000 shares; issued and outstanding
56,487,000 shares	56,487	56,487
Additional Paid-In Capital	7,485,513	7,485,513
Deficit accumulated during the development stage	(6,624,544)	(5,923,804)

Total Shareholders' Equity	917,456	1,618,196

Total Liabilities and Shareholders' Equity	$2,267,533	$2,543,658

The accompanying notes are an integral part of these financial statements

DUSSAULT APPAREL INC.
(A Development Stage Company)
Statement of Operations
(Unaudited)

			For the period
	For the three	For the three	from Aug. 1 2006
	months ended	months ended	(date of inception)
	January 31, 2007	January 31, 2008	January 31, 2008

Revenue	$-	$145,976	$248,921

Cost of Sales	-	154,683	188,118

Operating Income	-	(8,707)	60,803

General and Administrative Expenses:
Salaries & Wages	-	100,033	221,715
Professional Fees	9,000	26,685	55,759
Start-Up Costs	-	-	5,777,175
Other Admin. Expenses	159	565,315	630,698
Total General and
Administrative Expenses	9,159	692,033	6,685,347

Net Loss	$(9,159)	$(700,740)	$(6,624,544)

Loss Per Common Share:
Basic and diluted	$(0.003)	$(0.012)

Weighted Average Shares
Outstanding basic and diluted	3,440,984	56,487,000

The accompanying notes are an integral part of these financial statements

DUSSAULT APPAREL INC.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

			For the period
			from Aug. 1,
	For the three	For the three	2006 (date of
	months ended	months ended	inception) to
	Jan. 31, 2007	Jan. 31, 2008	Jan. 31, 2008

Cash flows from operating activities:
Net loss	$(9,159)	$(700,740)	$(6,624,544)
Adjustments to reconcile net loss to net cash
used by operating activities:
Change in operating assets and liabilities:
(Incease)/Decrease in Accounts Receivable	-	19,669	(102,944)
(Increase)/Decrease in Inventory	-	88,855	(2,144,817)
Increase (Decrease) in accounts payable
and accrued liabilities	-	13,870	889
Non cash issue of stock for services			5,272,000
Net cash (used by) operating activities	(9,159)	(578,346)	(3,599,416)

Cash flows from investing activities
Purchase of property and equipment	-	(37,444)	(68,641)
Writedown/Abandonment of fixed assets	-	56,716	-
Net cash (used by) investing activities	-	19,272	(68,641)

Cash flows from financing activities:
Subscriptions received/(converted to stock)	-	410,745	924,573
Common stock issued for cash	9,000	-	2,270,000
Net cash (used by) provided by
financing activities	9,000	410,745	3,194,573
			`
Net increase (decrease) in cash	(159)	(148,329)	(473,484)

Cash, beginning of the period	43,846	227,256	-

Cash, end of the period	$43,687	$78,927	$(473,484)

Supplemental cash flow disclosure:
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements

DUSSAULT APPAREL INC.
(A Development Stage Company)
Statement of Shareholders' Equity
(Unaudited)

				Deficit
				Accumulated	Total
	Common Stock		Additional	during the	Shareholders'
	Number of		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Inception: August 1, 2006	-	$-	$-	$-	$-

Aug. 31, 2006: issued stock for cash at $0.02 per share	1,500,000	1,500	13,500		15,000
Oct 31, 2006: issued stock for cash at $0.02 per share	1,550,000	1,550	29,450		31,000
Net loss for period January 12 - October 31, 2006				(2,154)	(2,154)
Balance, October 31, 2006	3,050,000	$3,050	$42,950	$(2,154)	$43,846

Nov. 8, 2006: issued stock for cash at $0.02 per share	450,000	450	8,550		9,000

Balances before 14 for 1 forward common stock split	3,500,000	3,500	51,500	(2,154)	52,846
Jun 11, 2007: 14 for 1 forward common stock split	45,500,000	45,500	(45,500)		-
Balances after 14 for 1 forward common stock split	49,000,000	49,000	6,000	(2,154)	52,846

Aug 31, 2007 issued stock for services at $1.00 per sh	5,272,000	5,272	5,266,728		5,272,000
Aug. 31, 2007 issued stock for cash at $1.00 per share	2,215,000	2,215	2,212,785		2,215,000
Net loss for year ended October 31, 2007				(5,921,650)	(5,921,650)

Balances at October 31, 2007	56,487,000	$56,487	$7,485,513	$(5,923,804)	$1,618,196
Net loss for the three months ended January 31, 2008				(700,740)	(700,740)

	56,487,000	$56,487	$7,537,013	$(6,624,544)	$917,456

The accompanying notes are an integral part of these financial statements

DUSSAULT APPAREL INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2008

NOTE 1 – BASIS OF PRESENTATION

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and with the instructions to Form 10-QSB as promulgated by the Securities and Exchange Commission (“SEC”).

These financial statements include all adjustments that in the opinion of management are necessary to present fairly the financial position, results of operations and cash flows for the three months ended January 31, 2008. All adjustments are of a normal recurring nature.

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

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company as at January 31, 2008 had not established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company opened its planned retail outlet in November 2007, however the ability of the Company to continue as a going concern is dependent on the successful stimulation of sales in order to fund operating losses and become profitable. If the Company is unable to make it profitable, the Company could be forced to cease development of operations. Management cannot provide any assurances that the Company will be successful in its retail operation. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7. SFAS. No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things. Management has defined inception as August 1, 2006. Since inception, the Company has incurred operating losses totaling $6,624,544. The Company’s working capital has been generated through the sales of common stock. Management has provided financial data since August 1, 2006 “Inception” in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

Accounts Receivable

The company shipped inventory at wholesale prices to ten retail outlets in October of 2007 totaling $102,944. Payment terms varied. As at January 31, 2008 $83,275 remained outstanding, and none of the terms have been defaulted upon. An accounting policy for allowance for doubtful accounts has not been established because of insufficient experience. Customers were qualified by management from prior business arrangements, and management expects the remaining amount of $83,275 will be collected in the balance of the fiscal year.

Inventory

Inventories are stated at the lower of cost or market value. Market value represents net realizable value. Inventories are priced by the Retail Inventory (average cost) method. A perpetual inventory system is maintained.

Property and Equipment

Fixtures and equipment are stated at cost less accumulated depreciation. Major additions, betterment and rental improvements during the construction phase of the retail store April through October 2007 are capitalized. Maintenance and repairs are expensed currently. Fixtures and equipment including leasehold improvements totaling $68,640 were installed in a leased retail store following possession in March, 2007, and a further $37,444 in the first quarter of the current fiscal year. As at January 31, 2008 the store was not in full operations, and these assets not being “in service” were not depreciated in the first quarter. An accounting evaluation was made in the first quarter for assets abandoned or obsolescent and written down by $56,716.

Loss Per Share

Net loss per share is calculated in accordance with SFAS 128, Earnings Per Share, for the periods presented. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. The Company has no potentially dilutive securities as of January 31, 2008.

On June 11, 2007 a forward stock split of Common Stock occurred on a 14 for 1 basis.

The loss per share for the periods presented has been calculated accordingly, giving retroactive effect to the forward stock split.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months ended January 31, 2008 and 2007:

	2008		2007
Basic and diluted net loss per share:
Numerator
Net (Loss)	$(700,740)	$	(9,159)

Denominator
Basic and diluted weighted average
number of shares outstanding	56,487,000		3,440,984

Basic and Diluted Net Loss Per Share	$(0.012)		$(0.003)

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

NOTE 3 - COMMITMENTS AND CONTINGENCIES

There were no contingent liabilities as at January 31, 2008.

A property lease was entered into March 7, 2007 by the principals of the Company on behalf of the Company for a retail store at 8010 Melrose Avenue, Los Angeles, California: The terms of the lease call for a five year lease beginning March 15, 2007 at a flat rate of $7,900 per month, and ending July 15, 2012. Rent for April, May, June, and July 2007 was abated. This was during the construction period of improvements to a retail store. The lease provides for an option to renew for five years at a re-negotiated rent.

Future minimum lease payments required under the lease are as follows, for fiscal years ending October 31:

2008	$94,800
2009	94,800
2010	94,800
2011	94,800
2012	71,100

Total minimum lease payments	$450,300

NOTE 4 – CAPITAL STRUCTURE

Common Stock Transactions during the period from inception August 1, 2006 through January 31, 2008

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

On August 31, 2007, the Company issued $2,215,000 shares of common stock for cash at a price of $1.00 per share, realizing $2,215,000 before fees.

As of January 31, 2008 the Company had authorized 75,000,000 shares of $0.001 par value common stock, of which 56,487,000 shares were issued and outstanding.

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

On June 11, 2007 we effected a fourteen (14) for one (1) forward stock split of our authorized, issued and outstanding shares. As a result, our authorized capital increased from 75,000,000 shares of common stock with a par value of $0.001 to 1,050,000,000 shares of common stock with a par value of $0.001. Our issued and outstanding share capital increased from 3,500,000 shares of common stock to 49,000,000 shares of common stock.

Our common shares are quoted for trading on the OTCBB under the symbol “DUSS”.

The address of our principal executive office is 8010 Melrose Avenue, Los Angeles California, 90046-7010. Our telephone number is (866) 841-2010.

Since inception our business was to create a web-based service for buyers and sellers of leased automobiles. A decision was made by new management, to change the corporate direction of our company to pursue opportunities in the retail fashion industry.

Plan of Operations

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

While we are encouraged by the recent increases in sales and revenues ($145,976 for the quarter ended January 31, 2008 compared to $Nil for the quarter ended January 31, 2007), we realize that in order for this trend to continue we must establish and maintain a significant share of our target market for the sales of our products. The only measurement that we have for ascertaining whether or not the market is accepting our products, and whether or not we are successfully competing in such market, is whether our revenues are increasing on a month to month basis. As we are an early stage company, and until we achieve a more substantial level of operations and have greater resources available to us, it will be difficult to analyze how we are doing in terms of our efforts to obtain additional market share and successfully compete in the retail market, other than by looking to our revenues as a benchmark.

Until we are able to generate material revenues from operations we must limit our expenses as much as possible. To date the majority of our expenses have been as a result of the acquisition of inventory, start up costs in regards to our retail operations, and stock compensation expenses due to share issuances to certain directors, officers and employees. Once we are no longer faced with such expenses, we anticipate that our ongoing operating expenses will be at a manageable level, provided that we at least maintain our current level of revenues and locate some additional financing.

Results of Operations – Quarter ended January 31, 2008 compared to quarter ended January 31, 2007

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the quarter ended January 31, 2008 which are included herein.

Our operating results for the quarter ended January 31, 2008 and for the quarter ended January 31, 2007 are summarized as follows:

		Quarter Ended January 31, 2008		Quarter Ended January 31, 2007
Revenue		$145,976	$	Nil
Expenses
Salaries & Wages		$100,033	$	Nil
Start-Up Costs	$	Nil	$	Nil
Other administrative Expenses		$565,315		$159
Professional fees		$26,685		$9,000

We incurred a net loss of $700,740 for the quarter ended January 31, 2008 compared to a net loss of $9,159 for the quarter ended January 31, 2007. The loss was primarily as a result of salaries and wages, start up costs in regards to our retail operations, and stock compensation expenses due to share issuances to certain directors, officers and employees.

We recognized an increase in revenues to $145,976 for the quarter ended January 31, 2008. During the quarter ended January 31, 2007, we did not recognize any revenues. The increase in revenue was primarily due to opening our initial retail outlet on Melrose Drive in Los Angeles in November of 2007. Our operating loss during the quarter ended January 31, 2008 was $700,740.

We experienced an increase in general and administration expenses during the quarter ended January 31, 2008 of $692,033, as compared to general and administration expenses for the quarter ended January 31, 2007 of $9,159. This increase was primarily due to the increased salaries and wages, professional fees and other administrative expenses.

As of January 31, 2008 our current assets were $2,218,164, compared to current assets of $43,687 as at January 31, 2007.

As of January 31, 2008, we had a working capital of $868,087, compared to working capital of $43,687 as at January 31, 2007.

Liquidity and Capital Resources

Our principal capital resources have been through the issuance of common stock, although we may use shareholder loans, advances from related parties, or borrowing in the future.

As at January 31, 2008 we had $78,927 of cash on hand. As at January 31, 2008, our total current assets were $2,218,164, which consisted primarily of inventory of $2,055,962, cash on hand as noted above and accounts receivable of $83,275.

While our revenue from sales has been increasing from period to period, there is no guarantee that this will continue, or will increase to a sufficient level to fund our operations. However, as our revenues and cash flow from operations increase, we look forward to relying less on the sale of stock and advances from related parties in order to finance our operations.

As at January 31, 2008, our total current liabilities increased to $1,350,077 from $Nil at January 31, 2007, primarily reflecting an increase in subscription receivable of $1,335,318.

We do not anticipate any material changes in the cost or requirements relating to the capital resources required to conduct our operations. We do not have any obligations regarding, and do not intend on making, any material capital expenditures.

Historically, we have financed our cash flow and operations from the sale of stock and advances from shareholders. During the quarter ended January 31, 2008, did not receive funds from the sale of our stock or from advances from shareholders. At January 31, 2008 we had cash on hand of $78,927. These funds will not be sufficient for us to address our minimum current and ongoing expenses, and as a result we may have to restrict or eliminate expenses associated with the marketing and promotion activity connected with the development and marketing of our products and expansion of our retail operations. However, we cannot satisfy our minimum cash requirements for the year ending October 31, 2008 without further funding. As we will require additional monies during 2008, we hope to raise any such additional capital primarily through the private placement of our securities or advances from related parties.

For the quarter ended January 31, 2008, we incurred operating expenses of $692,033.

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

Cash Requirements

We anticipate that we will require up to $830,000 for the 12 months ending January 31, 2009 to implement our expansion plans. Specifically, we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

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

Retail Locations

On November 8, 2007, we opened our first retail location on Melrose Avenue, California. Our Melrose location features women’s and men’s Ready-To-Wear collections as well as jewelry, luggage and headwear.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending January 31, 2009 other than the completion of our first retail location and the purchase of equipment associated with that.

Employees

As at January 31, 2008 we had <> employees. We expect to hire additional employees over the next 12 month period as we expand into the retail fashion industry. We do and will continue to outsource contract employment as needed.

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

Income Taxes

We utilize SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and our financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. We generated deferred tax credits through net operating loss carryforwards. However, a valuation allowance of 100% has been established, as the realization of the deferred tax credits is not reasonably certain, based on going concern considerations outlined below.

Going Concern

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As at January 31, 2008 we had not established an ongoing source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. We opened our planned retail outlet in November 2007, however the ability of us to continue as a going concern is dependent on the successful stimulation of sales in order to fund operating losses and become profitable. If we are unable to make it profitable, we could be forced to cease development of operations. Management cannot provide any assurances that we will be successful in our retail operation. The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Development-Stage Company

We are considered a development-stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7. SFAS. No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things. Management has defined inception as August 1, 2006. Since inception, we have incurred operating losses totaling $6,624,544. Our working capital has been generated through the sales of common stock. Management has provided financial data since August 1, 2006 “Inception” in the financial statements, as a means to provide readers of our financial information to make informed investment decisions.

Accounts Receivable

We shipped inventory at wholesale prices to ten retail outlets in October of 2007 totaling $102,944. Payment terms varied. As at January 31, 2008 $83,275 remained outstanding, and none of the terms have been defaulted upon. An accounting policy for allowance for doubtful accounts has not been established because of insufficient experience. Customers were qualified by management from prior business arrangements, and management expects the remaining amount of $83,275 will be collected in the balance of the fiscal year.

Inventory

Inventories are stated at the lower of cost or market value. Market value represents net realizable value. Inventories are priced by the Retail Inventory (average cost) method. A perpetual inventory system is maintained.

Property and Equipment

Fixtures and equipment are stated at cost less accumulated depreciation. Major additions, betterment and rental improvements during the construction phase of the retail store April through October 2007 are capitalized. Maintenance and repairs are expensed currently. Fixtures and equipment including leasehold improvements totaling $68,640 were installed in a leased retail store following possession in March, 2007, and a further $37,444 in the first quarter of the current fiscal year. As at January 31, 2008 the store was not in full operations, and these assets not being “in service” were not depreciated in the first quarter. An accounting evaluation was made in the first quarter for assets abandoned or obsolescent and written down by $56,716.

Loss Per Share

Net loss per share is calculated in accordance with SFAS 128, Earnings Per Share, for the periods presented. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. We have no potentially dilutive securities as of October 31, 2007.

On June 11, 2007 a forward stock split of Common Stock occurred on a 14 for 1 basis. The loss per share for the periods presented has been calculated accordingly, giving retroactive effect to the forward stock split.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months ended January 31, 2008 and 2007:

	2008		2007
Basic and diluted net loss per share:
Numerator
Net (Loss)	$(700,740)	$	(9,159)

Denominator
Basic and diluted weighted average
number of shares outstanding	56,487,000		3,440,984

Basic and Diluted Net Loss Per Share	$(0.012)		$(0.003)

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

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other “forward-looking statements”. Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

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

To date we have had minimal cash flows from operations and we have been dependent on sales of our equity securities to meet our cash requirements. As of January 31, 2008, we had working capital of $868,087. We do not expect positive material cash flow from operations in the near term. We have estimated that we may require up to $830,000 to carry out our plan in regards to retail fashion during the twelve month period ended January 31, 2009. However, there is no assurance that actual cash requirements will not exceed our estimates.

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

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at January 31, 2008, which is the end of the period covered by this report. This evaluation was carried out by our principal executive officer and our principal financial officer. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report. There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in our most recent fiscal quarter.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1.                Legal Proceedings

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2.                Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                Defaults Upon Senior Securities

None.

Item 4.                Submission of Matters to a Vote of Security Holders

None.

Item 5.                Other Information

None.

Item 6.                Exhibits

Exhibits required by Item 601 of Regulation S-B

Exhibit	Description
Number

(3)	Articles of Incorporation and By-laws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on January 11, 2007).

3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 Filed on January 11, 2007).

3.3	Articles of Merger filed with the Nevada Secretary of State on May 29, 2007 (incorporated by reference from our Current Report on Form 8-K filed on June 16, 2007).

3.4	Certificate of Change filed with the Nevada Secretary of State on May 29, 2007 (incorporated by reference from our Current Report on Form 8-K filed on June 16, 2007).

(10)	Material Contracts

10.1	Employment Agreement dated June 22, 2007, between our company and Terry Fitzgerald incorporated by reference from our Current Report on Form 8-K filed on June 25, 2007).

10.2	Letter of Intent dated June 25, 2007, between our company and Dussault Jeans Inc. (incorporated by reference from our Current Report on Form 8-K filed on July 2, 2007).

10.3	Letter of Intent dated November 5, 2007 between our company and Dussault Jeans Inc. (incorporated by reference from our Current Report on Form 8-K filed on November 5, 2007).

10.4	Consulting Agreement dated July 19, 2007, between our company and Jason Sundar (incorporated by reference from our Annual Report on Form 10-KSB filed on February 13, 2008)

10.5	Consulting Agreement dated July 19, 2007, between our company and Robert Mintak (incorporated by reference from our Annual Report on Form 10-KSB filed on February 13, 2008)

10.6	Bridge Loan Agreement dated July 19, 2007, between our company and Dussault Jeans Inc. (incorporated by reference from our Current Report on Form 8-K filed on August 1, 2007).

(31)	Section 302 Certification

31.1*	Certification Statement of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Statement of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

(32)	Section 906 Certification

32.1*	Certification Statement of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

32.2*	Certification Statement of the Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

*                Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUSSAULT APPAREL INC.

By: /s/ Terry Fitzgerald
Terry Fitzgerald
President, Chief Executive Officer & Director
(Principal Executive Officer)
Dated: March 24, 2008

By: /s/ Jamie Arthur Lewin
Jamie Arthur Lewin
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Dated: March 24, 2008