Form 10QSB
period 2008-04-30
Dussault Apparel Inc.
filed 2008-06-20
CIK 1383756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from _________to ________

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

As of June 20, 2008, there were 44,762,000 shares of common stock, par value $0.001, outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

DUSSAULT APPAREL INC.
(A Development Stage Company)
Balance Sheet

	April 30	October 31,
	2008	2007
	(Unaudited)
ASSETS
Current Assets
Cash	$503,062	$227,256
Accounts Receivable	83,275	102,944
Inventory	2,089,885	2,144,817

Total Current Assets	2,676,222	2,475,017

FIXED ASSETS
Property and Equipment, net	64,218	68,641

	64,218	68,641

Total Assets	$2,740,440	$2,543,658

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$4,423	$889
Subscriptions Received	1,288,000	924,573

Total Current Liabilities	1,292,423	925,462

Total Liabilities	$1,292,423	$925,462

Shareholders' Equity
Common Stock, $0.001 par value; authorized
75,000,000 shares; issued and outstanding
56,487,000 shares	56,487	56,487
Additional Paid-In Capital	8,152,755	7,485,513
Deficit accumulated during the development stage	($6,761,225)	(5,923,804)

Total Shareholders' Equity	1,448,017	1,618,196

Total Liabilities and Shareholders' Equity	$2,740,440	$2,543,658

The accompanying notes are an integral part of these consolidated financial statements.

DUSSAULT APPAREL INC.
(A Development Stage Company)
Statement of Operations
(Unaudited)

	For the	For the			For the
	three	three	For the six	For the six	period
	months	months	months	months	Aug. 1 2006
	ended	ended	ended	ended	(inception) to
	April 30,	April 30,	April 30,	April 30,	April 30,
	2008	2007	2008	2007	2008

Revenue	$129,430	$-	$280,248	$-	$383,193

Cost of Sales	41,418	-	145,724	-	179,159

Operating Income	88,012	-	134,524	-	204,034

General and Administrative Expenses:
Salaries & Wages	43,843	-	143,876	-	265,558
Professional Fees	18,012	16,401	44,697	25,401	73,771
Start-Up Costs	-	-	-	-	5,777,175
Development-
Vancouver	96,297	-	221,199	-	221,199
Depreciation	1,500	-	1,500	-	1,500
Other Admin. Expenses	65,041	181	560,673	181	626,056
Total General and
Administrative
Expenses	224,693	16,582	971,945	25,582	6,965,259

Net Loss	$(136,681)	$(16,582)	$(837,421)	$(25,582)	$(6,761,225)

Loss Per Common Share:
Basic and diluted	$(0.002)	$(0.000)	$(0.015)	$(0.001)

Weighted Average Shares
Outstanding basic and
diluted	56,487,000	49,000,000	56,487,000	48,750,002

The accompanying notes are an integral part of these consolidated financial statements.

DUSSAULT APPAREL INC.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

		For the			For the
	For the three	three	For the six	For the six	period
	months	months	months	months	Aug. 1 2006
	ended	ended	ended	ended	(inception) to
	April 30,	April 30,	April 30,	April 30,	April 30,
	2008	2007	2008	2007	2008
Cash flows from operating activities:
Net loss	$(136,681)	$(16,582)	$(837,421)	$(25,582)	$(6,761,225)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	1,500	-	1,500	-	1,500
Change in operating assets and liabilities:
Decrease in Accounts Receivable		-	19,670	-	(83,275)
Decrease in Inventory	(36,468)	-	54,932	-	(2,089,885)
Increase in accounts payable
and accrued liabilities	(5,494)	-	3,534	-	4,423
Non cash issue of stock for services					5,272,000
Net cash (used by) operating
activities	(177,143)	(16,582)	(757,785)	(25,582)	(3,656,462)
Cash flows from investing activities
Purchase of property, equipment	(77,145)	-	(55,577)	-	(124,218)
Net cash (used by) investing
activities	(77,145)	-	(55,577)	-	(124,218)
Cash flows from financing activities:
Subscriptions received	678,423	-	1,089,168		2,013,742
Common stock issued for cash	-	-	-	9,000	2,270,000
Net cash (used by) provided
by financing activities	678,423	-	1,089,168	9,000	4,283,742

Net increase (decrease) in cash	424,135	(16,582)	275,806	(16,582)	503,062
Cash, beginning of the period	78,927	43,846	227,256	43,846	-

Cash, end of the period	$503,062	$27,264	$503,062	$27,264	$503,062

Supplemental cash flow disclosure:
Interest paid	$-	$-	$-	$-	$-
Taxes paid	$-	$-	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

DUSSAULT APPAREL INC.
(A Development Stage Company)
Statement of Shareholders' Equity
(Unaudited)

				Deficit
				Accumulated	Total
	Common Stock		Additional	during the	Shareholders'
	Number of		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Inception: August 1, 2006	-	$-	$-	$-	$-

Aug. 31, 2006: issued stock for cash at $0.02 per share	1,500,000	1,500	13,500		15,000
Oct 31, 2006: issued stock for cash at $0.02 per share	1,550,000	1,550	29,450		31,000
Net loss for period January 12 - October 31, 2006				(2,154)	(2,154)
Balance, October 31, 2006	3,050,000	$3,050	$42,950	$(2,154)	$43,846

Nov. 8, 2006: issued stock for cash at $0.02 per share	450,000	450	8,550		9,000

Balances before 14 for 1 forward common stock split	3,500,000	3,500	51,500	(2,154)	52,846
Jun 11, 2007: 14 for 1 forward common stock split	45,500,000	45,500	(45,500)		-
Balances after 14 for 1 forward common stock split	49,000,000	49,000	6,000	(2,154)	52,846

Aug 31, 2007 issued stock for services at $1.00 per
share	5,272,000	5,272	5,266,728		5,272,000
Aug. 31, 2007 issued stock for cash at $1.00 per share	2,215,000	2,215	2,212,785		2,215,000
Net loss for year ended October 31, 2007				(5,921,650)	(5,921,650)

Balances at October 31, 2007	56,487,000	$56,487	$7,485,513	($5,923,804)	$1,618,196

April 30, 2008 contribution of Vancouver office assets			667,242		667,241
Net loss for the six months ended April 30, 2008				(837,421)	(837,421)
Balances at April 30, 2008	56,487,000	$56,487	$8,152,755	($6,761,225)	$1,448,016

The accompanying notes are an integral part of these consolidated financial statements.

DUSSAULT APPAREL INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
April 30, 2008

NOTE 1 – ORGANIZATION

The financial statements presented are those of Dussault Apparel Inc. (the Company). The Company was incorporated under the laws of the State of Nevada on August 1, 2006 as Release Your Lease Inc. Business operations had not commenced when in May, 2007, control of the company changed hands. Jason Dussault bought 1,500,000 common shares of the majority shareholder and assumed the offices of President , CEO, CFO, Secretary and Treasurer, and a Director.

On June 11, 2007 Release Your Lease Inc. effected a reverse forward merger with Dussault Apparel Inc, a Nevada shell company. The name was changed to Dussault Apparel, Inc. The Company changed its orientation toward the retail fashion clothing business.

Current Business of the Company

The Company opened a retail clothing and accessory store on Melrose Avenue in Los Angeles in November, 2007. In-house designs are manufactured in China and warehoused in Los Angeles. The Company also wholesales to similar outlets throughout the U.S. and Canada.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING P0LICIES

Basis of Preparation

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and with the instructions to Form 10-QSB as promulgated by the Securities and Exchange Commission (“SEC”).

These financial statements include all adjustments that in the opinion of management are necessary to present fairly the financial position, results of operations and cash flows for the six months ended April 30, 2008. All adjustments are of a normal recurring nature.

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

Fair Value of Financial Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures About Fair Value of Financial Instruments.” SFAS No. 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company’s financial instruments as of March 31, 2008 approximate their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts payable and accrued expenses. The fair value of related party payables is not determinable.

Financial instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts payable and accrued liabilities, amounts due to officers and directors. The fair value of these financial instruments approximate their carrying value due to the short maturities of these instruments, unless otherwise noted.

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

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company as at April 30, 2008 had not established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.

As shown in the accompanying financial statements, the Company incurred a net loss of $837,421 in the six months ended April 30, 2008. The Corporation had a positive cash flow however, of $275,806 in the same period, generated by subscriptions received for stock. The Company opened its planned retail outlet in November 2007, however the ability of the Company to continue as a going concern is dependent on the successful stimulation of sales in order to fund operating losses and become profitable. If the Company is unable to make it profitable, the Company could be forced to cease development of operations. Management cannot provide any assurances that the Company will be successful in its retail operation. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7. SFAS. No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things. Management has defined inception as August 1, 2006. Since inception, the Company has incurred operating losses totaling $6,761,225. The Company’s working capital has been generated through the sales of common stock. Management has provided financial data since August 1, 2006 “Inception” in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

Accounts Receivable

The company shipped inventory at wholesale prices to ten retail outlets in October of 2007 totaling $102,944. Payment terms varied. As at April 30, 2008 $83,275 remained outstanding, and none of the terms have been defaulted upon. An accounting policy for allowance for doubtful accounts has not been established because of insufficient experience. Customers were qualified by management from prior business arrangements, and management expects the remaining amount of $83,275 will be collected in the balance of the fiscal year.

Inventory

Inventories are stated at the lower of cost or market value. Market value represents net realizable value. Inventories are priced by the Retail Inventory (average cost) method. A perpetual inventory system is maintained.

Property and Equipment

Fixtures and equipment are stated at cost less accumulated depreciation at cost and depreciated using straight line methods over the estimated useful lives of the related assets ranging from 7 to 10 years. Major additions, betterment and rental improvements during the construction phase of the retail store April through October 2007 are capitalized. Maintenance and repairs are expensed currently. Fixtures and equipment including leasehold improvements total $64,218 net of accumulated depreciation as at April 30, 2008.

The Company reviews the carrying value of long-term assets to be held and used when events and circumstances warrant such a review. If the carrying value of a long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. The cost of normal maintenance and repairs is charged to operations as incurred. Major overhaul that extends the useful life of existing assets is capitalized. When equipment is retired or disposed, the costs and related accumulated depreciation are eliminated and the resulting profit or loss is recognized in income.

Loss Per Share

Net loss per share is calculated in accordance with SFAS 128, Earnings Per Share, for the periods presented. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. The Company has no potentially dilutive securities as of April 30, 2008.

On June 11, 2007 a forward stock split of Common Stock occurred on a 14 for 1 basis. The loss per share for the periods presented has been calculated accordingly, giving retroactive effect to the forward stock split.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the six months ended April 30, 2008 and 2007:

	2008	2007
Basic and diluted net loss per share:
Numerator
Net (Loss)	$(837,421)	$(25,582)

Denominator
Basic and diluted weighted average
number of shares outstanding	56,487,000	48,750,002

Basic and Diluted Net Loss Per Share	$(0.015)	$(0.001)

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159, which becomes effective for the Company on January 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument.

FASB Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements” establishes a formal framework for measuring fair value under GAAP. It defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements. Although SFAS No. 157 applies to and amends the provisions of existing FASB and AICPA pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for SFAS 123(r) Share-Based Payment, and related pronouncements, the practicability exceptions to fair value determination allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98.9 that deal with software revenue recognition. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

There were no contingent liabilities as at April 30, 2008.

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

Future minimum lease payments required under the lease are as follows, for fiscal years ending October 31:

2008	$ 47,400	Balance of fiscal year
2009	94,800
2010	94,800
2011	94,800
2012	71,100
Total minimum lease payments	$402,900

NOTE 4 – CAPITAL STRUCTURE

Common Stock Transactions during the period from inception August 1, 2006 through April 30, 2008

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

As of April 30, 2008 the Company had authorized 75,000,000 shares of $0.001 par value common stock, of which 56,487,000 shares were issued and outstanding.

NOTE 5 – LEGAL PROCEEDINGS

There were no legal proceedings against the Company with respect to matters arising in the ordinary course of business. Neither the Company nor any of its officers or directors is involved in any other litigation either as plaintiffs or defendants, and have no knowledge of any threatened or pending litigation against them or any of the officers or directors.

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

While we are encouraged by the recent increase in sales and revenues ($129,430 for the quarter ended April 30, 2008 compared to $0.00 for the quarter ended April 30, 2007), we realize that in order for this trend to continue we must establish and maintain a significant share of our target market for the sales of our products. The only measurement that we have for ascertaining whether or not the market is accepting our products, and whether or not we are successfully competing in such market, is whether our revenues are increasing on a month to month basis. As we are an early stage company, and until we achieve a more substantial level of operations and have greater resources available to us, it will be difficult to analyze how we are doing in terms of our efforts to obtain additional market share and successfully compete in the retail market, other than by looking to our revenues as a benchmark.

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

Results of Operations – Quarter ended April 30, 2008 compared to quarter ended April 30, 2007

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the quarter ended April 30, 2008 which are included herein.

Our operating results for the quarter ended April 30, 2008 and for the quarter ended April 30, 2007 are summarized as follows:

	Quarter Ended April 30, 2008	Quarter Ended April 30, 2007
Revenue	$129,430	$0.00
Expenses	$224,693	$16,582
Salaries & Wages	$43,843	$0.00
Start-Up Costs	$0.00	$0.00
Other administrative Expenses	$65,041	$0.00
Professional fees	$18,012	$16,401

We incurred a net loss of $136,681 for the quarter ended April 30, 2008 compared to a net loss of $16,582 for the quarter ended April 30, 2007. The increase was primarily as a result of an increase in salaries and wages, the development in Vancouver and other administrative expenses.

We recognized an increase in revenues to $129,430 for the quarter ended April 30, 2008. During the quarter ended April 30, 2007, we did not recognize any revenues. The increase in revenue was primarily due to our store opening in Los Angeles. Our operating loss during the quarter ended April 30, 2008 was $136,681.

We experienced an increase in general and administration expenses during the quarter ended April 30, 2008 of $224,693, as compared to general and administration expenses for the quarter ended April 30, 2007 of $16,582. This increase was primarily due to an increase in salaries and wages, the development in Vancouver and other administrative expenses.

As of April 30, 2008 our current assets were $2,676,222, compared to current assets of $2,475,017 as at October 31, 2007.

As of April 30, 2008, we had a working capital of $1,383,799, compared to working capital of $1,549,555 as at October 31, 2007.

Liquidity and Capital Resources

Our principal capital resources have been through the issuance of common stock, although we may use shareholder loans, advances from related parties, or borrowing in the future.

As at April 30, 2008 we had $503,062 of cash on hand. As at April 30, 2008, our total current assets were $2,676,222, which consisted primarily of inventory of $2,089,885, cash on hand as noted above and accounts receivable of $83,275.

While our revenue from sales has been increasing from period to period, there is no guarantee that this will continue, or will increase to a sufficient level to fund our operations. However, as our revenues and cash flow from operations increase, we look forward to relying less on the sale of stock and advances from related parties in order to finance our operations.

As at April 30, 2008, our total current liabilities increased to $1,292,423 from $925,462 at October 31, 2007, primarily reflecting an increase in subscription receivable of $1,288,000.

We do not anticipate any material changes in the cost or requirements relating to the capital resources required to conduct our operations. We do not have any obligations regarding, and do not intend on making, any material capital expenditures.

Historically, we have financed our cash flow and operations from the sale of stock and advances from shareholders. During the quarter ended April 30, 2008, did not receive funds from the sale of our stock or from advances from shareholders. At April 30, 2008 we had cash on hand of $503,062. These funds will not be sufficient for us to address our minimum current and ongoing expenses, and as a result we may have to restrict or eliminate expenses associated with the marketing and promotion activity connected with the development and marketing of our products and expansion of our retail operations. However, we cannot satisfy our minimum cash requirements for the year ending October 31, 2008 without further funding. As we will require additional monies during 2008, we hope to raise any such additional capital primarily through the private placement of our securities or advances from related parties.

For the quarter ended April 30, 2008, we incurred operating expenses of $224,693.

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

Cash Requirements

We anticipate that we will require up to $920,000 for the 12 months to implement our expansion plans. Specifically, we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Estimated Funding Required During the Next Twelve Months
Design and Development Activities	$100,000
Officer and Employee Compensation	500,000
Sales and Marketing	140,000
Legal, Accounting and Professional Fees	80,000
General and Administrative	100,000

Total	$920,000

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending April 30, 2009 other than the completion of our first retail location and the purchase of equipment associated with that.

Employees

As at April 30, 2008 we have no employees other than our directors and officers. We do not expect to hire new employees over the next 12 month period as we expand into the retail fashion industry. We do and will continue to outsource contract employment as needed.

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

Going Concern

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company as at April 30, 2008 had not established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.

As shown in the accompanying financial statements, the Company incurred a net loss of $837,421 in the six months ended April 30, 2008. The Corporation had a positive cash flow however, of $275,806 in the same period, generated by subscriptions received for stock. The Company opened its planned retail outlet in November 2007, however the ability of the Company to continue as a going concern is dependent on the successful stimulation of sales in order to fund operating losses and become profitable. If the Company is unable to make it profitable, the Company could be forced to cease development of operations. Management cannot provide any assurances that the Company will be successful in its retail operation. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Development-Stage Company

We are considered a development-stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7. SFAS. No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things. Management has defined inception as August 1, 2006. Since inception, we have incurred operating losses totaling $6,761,225. Our working capital has been generated through the sales of common stock. Management has provided financial data since August 1, 2006 “Inception” in the financial statements, as a means to provide readers of our financial information to make informed investment decisions.

Accounts Receivable

We shipped inventory at wholesale prices to ten retail outlets in October of 2007 totaling $102,944. Payment terms varied. As at April 30, 2008 $83,275 remained outstanding, and none of the terms have been defaulted upon. An accounting policy for allowance for doubtful accounts has not been established because of insufficient experience. Customers were qualified by management from prior business arrangements, and management expects the remaining amount of $83,275 will be collected in the balance of the fiscal year.

Inventory

Inventories are stated at the lower of cost or market value. Market value represents net realizable value. Inventories are priced by the Retail Inventory (average cost) method. A perpetual inventory system is maintained.

Property and Equipment

Fixtures and equipment are stated at cost less accumulated depreciation at cost and depreciated using straight line methods over the estimated useful lives of the related assets ranging from 7 to 10 years. Major additions, betterment and rental improvements during the construction phase of the retail store April through October 2007 are capitalized. Maintenance and repairs are expensed currently. Fixtures and equipment including leasehold improvements total $64,218 net of accumulated depreciation as at April 30, 2008.

We review the carrying value of long-term assets to be held and used when events and circumstances warrant such a review. If the carrying value of a long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. The cost of normal maintenance and repairs is charged to operations as incurred. Major overhaul that extends the useful life of existing assets is capitalized. When equipment is retired or disposed, the costs and related accumulated depreciation are eliminated and the resulting profit or loss is recognized in income.

Loss Per Share

Net loss per share is calculated in accordance with SFAS 128, Earnings Per Share, for the periods presented. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. We have no potentially dilutive securities as of April 30, 2008.

On June 11, 2007 a forward stock split of Common Stock occurred on a 14 for 1 basis. The loss per share for the periods presented has been calculated accordingly, giving retroactive effect to the forward stock split.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months ended April 30, 2008 and 2007:

	2008	2007
Basic and diluted net loss per share:
Numerator
Net (Loss)	$(837,421)	$(25,582)

Denominator
Basic and diluted weighted average
number of shares outstanding	56,487,000	48,750,002

Basic and Diluted Net Loss Per Share	$(0.015)	$(0.001)

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159, which becomes effective for the Company on January 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument.

FASB Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements” establishes a formal framework for measuring fair value under GAAP. It defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements. Although SFAS No. 157 applies to and amends the provisions of existing FASB and AICPA pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for SFAS 123(r) Share-Based Payment, and related pronouncements, the practicability exceptions to fair value determination allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98.9 that deal with software revenue recognition. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years

RISK FACTORS

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

To date we have had minimal cash flows from operations and we have been dependent on sales of our equity securities to meet our cash requirements. As of April 30, 2008, we had working capital of $1,383,799. We do not expect positive material cash flow from operations in the near term. We have estimated that we may require up to $$920,000 to carry out our plan in regards to retail fashion during the twelve month period ended April 30, 2009. However, there is no assurance that actual cash requirements will not exceed our estimates.

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

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at April 30, 2008, which is the end of the period covered by this report. This evaluation was carried out by our principal executive officer and our principal financial officer. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report. There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in our most recent fiscal quarter.

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

Item 3A(T). Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer (our chief executive officer) and principal accounting and financial officer (our Chief Financial Officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of April 30, 2008, the end of the three month period year covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended April 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 16, 2008, we entered into a bridge loan agreement with Dayton Boot Co. Ent. Ltd., whereby we agreed to lend them $300,000. This loan is evidenced by a promissory note pursuant to which the principal amount, plus simple interest calculated at a rate of 6% per annum, will be due and payable on the earlier of the date a transaction is concluded between the parties or December 31, 2008.

On April 28, 2008, we closed a private placement consisting of 1,275,000 units of our securities (the “Units”) at a price of US$1.00 per Unit for aggregate proceeds of $1,275,000. Each Unit consists of one common share of the Company (the “Share”) and one common share purchase warrant (the “Warrant”), with each Warrant entitling the holder, on exercise thereof, to purchase one additional common share of the Company at a price of US$1.25 at any time until the close of business on the day which is 24 months from the date of closing of the Offering, on which the Units are issued. We issued the Units to one investor in reliance upon the exemption from registration provided under Regulation S of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

Effective April 1, 2008, Jamie Arthur Lewin resigned as our chief financial officer and Robert Mintak was appointed our interim chief financial officer.

Effective June 3, 2008, Munir Ali resigned as a member of our Advisory Board and William L. Macdonald was appointed as a member of our Advisory Board.

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-B

Exhibit
Number	Description

(3)	Articles of Incorporation and By-laws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on January 11, 2007).

3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 Filed on January 11, 2007).

3.3	Articles of Merger filed with the Nevada Secretary of State on May 29, 2007 (incorporated by reference from our Current Report on Form 8-K filed on June 16, 2007).

3.4	Certificate of Change filed with the Nevada Secretary of State on May 29, 2007 (incorporated by reference from our Current Report on Form 8-K filed on June 16, 2007).

(10)	Material Contracts

10.1	Employment Agreement dated June 22, 2007, between our company and Terry Fitzgerald incorporated by reference from our Current Report on Form 8-K filed on June 25, 2007).

10.2	Letter of Intent dated June 25, 2007, between our company and Dussault Jeans Inc. (incorporated by reference from our Current Report on Form 8-K filed on July 2, 2007).

10.3	Letter of Intent dated November 5, 2007 between our company and Dussault Jeans Inc. (incorporated by reference from our Current Report on Form 8-K filed on November 5, 2007).

10.4	Consulting Agreement dated July 19, 2007, between our company and Jason Sundar (incorporated by reference from our Annual Report on Form 10-KSB filed on February 13, 2008).

10.5	Consulting Agreement dated July 19, 2007, between our company and Robert Mintak (incorporated by reference from our Annual Report on Form 10-KSB filed on February 13, 2008).

10.6	Bridge Loan Agreement dated July 19, 2007, between our company and Dussault Jeans Inc. (incorporated by reference from our Current Report on Form 8-K filed on August 1, 2007).

10.7	Bridge Loan Agreement dated April 16, 2008, between our company and Dayton Boot Co. Ent. Ltd. (incorporated by reference from our Current Report on Form 8-K filed on April 23, 2008).

(31)	Section 302 Certification

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

(32)	Section 906 Certification

32.1*	Section 906 Certification of Chief Executive Officer.

32.2*	Section 906 Certification of Chief Financial Officer.

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUSSAULT APPAREL INC.

By: /s/ Terry Fitzgerald
Terry Fitzgerald
President, Chief Executive Officer & Director
(Principal Executive Officer)
Dated: June 20, 2008

By: /s/ Robert Mintak
Robert Mintak
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Dated: June 20, 2008