Form 10QSB
period 2008-07-31
Dussault Apparel Inc.
filed 2008-09-22
CIK 1383756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

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

As of September 19, 2008, there were 57,762,000,000 shares of common stock, par value $0.001, outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [   ]   No [X]

PART I - FINANCIAL INFORMATION

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

DUSSAULT APPAREL INC.
(A Development Stage Company)
Balance Sheet

		October 31,
	July 31, 2008	2007
	(Unaudited)
ASSETS
Current Assets
Cash	$435,724	$227,256
Accounts Receivable	161,048	102,944
Inventory	1,973,374	2,144,817

Total Current Assets	$2,570,146	$2,475,017

Fixed Assets
Property and Equipment, net	85,643	68,641

Other Assets	1,538	-

Total Assets	$2,657,327	$2,543,658

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable and accrued liabilities	$5,277	$889
Subscription Received	407,806	924,573

Total Current Liabilities	413,083	925,462

Total Liabilities	413,083	925,462

Shareholders' Equity
Common Stock, $0.001 par value; authorized
75,000,000 shares; issued and outstanding
57,762,000,000 shares as at December 31,
2008
56,487,000,000 shares as at December 31,
2007	57,762	56,487
Additional Paid-In Capital	9,426,480	7,485,513
Deficit accumulated during the development stage	(7,239,998)	(5,923,804)

Total Shareholders' Equity	2,244,244	1,618,196
Total Liabilities and Shareholders' Equity	$2,657,327	$2,543,658

The accompanying notes are an integral part of these consolidated financial statements.

DUSSAULT APPAREL INC.
(A Development Stage Company)
Statement of Operations
(Unaudited)

	For the	For the		For the	For the
	three	three	For the nine	nine	period
	months	months	months	months	Aug. 1 2006
	ended	ended	ended	ended	(inception) to
	July 31,	July 31,	July 31,	July 31,	July 31,
	2008	2007	2008	2007	2008

Revenue	$131,372	$-	$411,619	$-	$436,791

Cost of Sales	115,893	-	261,617	-	295,052

Operating Income	15,479	-	150,002	-	141,739

General and Administrative Expenses:
Salaries &
Wages	26,827	3,750	178,278	3,750	299,960
Professional
Fees	158,517	-	203,214	25,401	232,288
Design and Marketing costs	106,035	-	327,233	-	-
Start-Up Costs					5,777,175
Other Administrative
Expenses	202,873	64,476	757,471	64,657	1,150,087

Total General and Administrative
Expenses	494,252	68,226	1,466,196	93,808	7,459,510

Net Loss	$(478,773)	$(68,226)	$(1,316,194)	$(93,808)	$(7,317,771)

Loss Per Common Share:
Basic and
diluted	$(0.008)	$(0.001)	$(0.023)	$(0.002)

Weighted Average Shares Outstanding:
Basic and diluted	57,762,000	49,000,000	56,924,409	48,833,333

The accompanying notes are an integral part of these consolidated financial statements.

DUSSAULT APPAREL INC.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

	For the three	For the three	For the nine	For the nine	For the period
	months	months	months	months	Aug. 1 2006
	ended	ended	ended	ended	(inception) to
	July 31,	July 31,	July 31,	July 31,	July 31,
	2008	2007	2008	2007	2008
Cash flows from operating activities:
Net loss	$(478,773)	$(68,226)	$(1,316,194)	$(93,808)	$(7,317,771)
Adjustments to reconcile net loss to
net cash used by operating activities:
Change in operating assets and liabilities:
(Increase) decrease in accounts
receivable	(77,773)	-	(58,104)	15,329	(83,275)
Increase in accounts payable	854	15,329	4,388	-	5,278
(Increase) decrease in Inventory	116,511	(1,305,076)	171,443	(1,305,076)	(1,973,375)
Depreciation	1,500	-	1,500	-	1,500
Net cash (used by)
operating activities	(437,681)	(52,897)	(1,196,967)	(78,479)	(9,367,643)
Cash flows from investing activities:
Purchase of property and
equipment	(22,925)	-	(18,502)	-	(87,143)
Start-Up costs	-	-	(1,538)	-	(1,538)
Purchase of Other Assets	(1,538)	-	-	-	-
Net cash (used by) investing
activities	(24,463)	-	(20,040)	-	(88,681)
Cash flows from financing activities:
Subscription received(converted)	(880,194)	1,478,225	(516,767)	1,478,625	407,806
Common stock issued for cash	1,275,000	-	1,275,000	9,000	3,545,000

Common stock issued for services					5,272,000
Contribution of capital assets	-	-	667,242	-	667,242
Net cash (used by) provided
by financing activities	394,806	1,478,225	1,425,475	1,487,625	9,892,048

Net increase (decrease) in cash	(67,338)	1,425,328	208,468	1,409,146	435,724
Cash, beginning of the period	503,062	27,264	227,256	43,846	-

Cash, end of the period	$435,724	$1,452,592	$435,724	$1,452,992	$435,724

Supplemental cash flow disclosure:
Interest paid	-	-	-	-	-
Taxes paid	-	-	-	-	-

The accompanying notes are an integral part of these consolidated financial statements.

DUSSAULT APPAREL INC.
(A Development Stage Company)
Statement of Shareholders' Equity
(Unaudited)

						Accumulated		Total
	Common Stock			Additional		during the		Shareholders'
	Number of			Paid-In		Development		Equity
	Shares	Amount		Capital		Stage		(Deficit)

Inception: August 1, 2006	-	$-		$-		$-		$-

Aug. 31, 2006: issued stock for cash at $0.02 per share	1,500,000	1,500		13,500				15,000
Oct31, 2006: issued stock for cash at $0.02 per share	1,550,000	1,550		29,450				31,000
Net loss for period January 12 - October 31, 2006						(2,154)		(2,154)
Balances October 31, 2006	3,050,000	$3,050	$	- $42,950	$	- (2,154)	$	- 43,846

Nov. 8, 2006: issued stock for cash at $0.02 per share	450,000	450		8,550				9,000

Balances before 14 for 1 forward common stock split	3,500,000	3,500		51,500		(2,154)		52,846
Jun 11, 2007: 14 for 1 forward common stock split	45,500,000	45,500		(45,500)				-

Balances after 14 for 1 forward common stock split	49,000,000	49,000		6,000		(2,154)		52,846

Aug31, 2007 issued stock for services at $1.00 per sh	5,272,000	5,272		5,266,728				5,272,000
Aug. 31, 2007 issued stock for cash at $1.00 per share	2,215,000	2,215		2,212,785				2,215,000
Net loss for year ended October 31, 2007						(5,921,650)		(5,921,650)

Balances at October 31, 2007	56,487,000	$56,487		$7,485,513		(5,923,804)		$1,618,196

April 30, 2008 contribution of Vancouver office assets				667,242				667,242
Apr. 28, 2008 issued stock for cash at $1.00 per share	1,275,000	1,275		1,273,725				1,275,000
Net loss for the nine months ended July 31, 2008						(1,316,194)		(1,316,194)

Balances at July 31, 2008	57,762,000	$57,762		$9,426,480		$(7,239,998)		$2,244,244

The accompanying notes are an integral part of these consolidated financial statements.

DUSSAULT APPAREL INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2008

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

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company as at July 31, 2008 had not established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.

As shown in the accompanying financial statements, the Company incurred a net loss of $1,316,194 in the nine months ended July 31, 2008. The Corporation had a positive cash flow however, of $208,468 in the same period, generated by subscriptions received for stock. The Company opened its planned retail outlet in November 2007, however the ability of the Company to continue as a going concern is dependent on the successful stimulation of sales in order to fund operating losses and become profitable. If the Company is unable to make it profitable, the Company could be forced to cease development of operations. Management cannot provide any assurances that the Company will be successful in its retail operation. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7. SFAS. No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things. Management has defined inception as August 1, 2006. Since inception, the Company has incurred operating losses totaling $7,239,998. The Company’s working capital has been generated through the sales of common stock. Management has provided financial data since August 1, 2006 “Inception” in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

Accounts Receivable

The company shipped inventory at wholesale prices to twenty-five retail outlets in the first nine months of the fiscal year totaling $448,494. As at July 31, 2008 $161,048 remained outstanding. None of the terms have been defaulted upon. An accounting policy for allowance for doubtful accounts has not been established because of insufficient experience. Customers were qualified by management from prior business arrangements, and management expects the remaining amount of $161,048 will be collected in the balance of the fiscal year.

Inventory

Inventories are stated at the lower of cost or market value. Market value represents net realizable value. Inventories are priced by the Retail Inventory (average cost) method. A perpetual inventory system is maintained.

Property and Equipment

Fixtures and equipment are stated at cost less accumulated depreciation at cost and depreciated using straight line methods over the estimated useful lives of the related assets ranging from 7 to 10 years. Major additions, betterment and rental improvements during the construction phase of the retail store April through October 2007 are capitalized. Maintenance and repairs are expensed currently. Fixtures and equipment including leasehold improvements total $85,643 net of accumulated depreciation of $1,500 as at July 31, 2008.

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

Loss Per Share

Net loss per share is calculated in accordance with SFAS 128, Earnings Per Share, for the periods presented. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. The Company has no potentially dilutive securities as of July 31, 2008.

On June 11, 2007 a forward stock split of Common Stock occurred on a 14 for 1 basis.

The loss per share for the periods presented has been calculated accordingly, giving retroactive effect to the forward stock split.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the nine months ended July 31, 2008 and 2007:

	2008		2007
Basic and diluted net loss per share:
Numerator
Net (Loss)	$(1,316,194)	$	(93,808)

Denominator
Basic and diluted weighted average
number of shares outstanding	56,924,409		48,333,333

Basic and Diluted Net Loss Per Share	$(0.023)		$(0.002)

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

NOTE 3 - COMMITMENTS AND CONTINGENCIES

There were no contingent liabilities as at July 31, 2008.

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

Future minimum lease payments required under the lease are as follows, for fiscal years ending October 31:

2008	$23,700	Balance of fiscal year
2009	94,800
2010	94,800
2011	94,800
2012	71,100

Total minimum lease payments	$379,200

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

On April 28,2008 the Company issued 1,275,000 units of its securities, each unit consisting of one share of common stock and one common share purchase warrant, for cash at a price of $1.00 per unit, realizing $1,275,000. Each warrant entitles the holder to purchase one additional common share of the Company at a price of US $1.25 until 24 months from the closing of the transaction.

As of July 31, 2008 the Company had authorized 75,000,000 shares of $0.001 par value common stock, of which 57,762,000 shares were issued and outstanding.

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

While we are encouraged by the recent increase in sales and revenues ($131,372 for the quarter ended July 31, 2008 compared to $0.00 for the quarter ended July 31, 2007), we realize that in order for this trend to continue we must establish and maintain a significant share of our target market for the sales of our products. The only measurement that we have for ascertaining whether or not the market is accepting our products, and whether or not we are successfully competing in such market, is whether our revenues are increasing on a month to month basis. As we are an early stage company, and until we achieve a more substantial level of operations and have greater resources available to us, it will be difficult to analyze how we are doing in terms of our efforts to obtain additional market share and successfully compete in the retail market, other than by looking to our revenues as a benchmark.

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

Results of Operations – Three months ended July 31, 2008 compared to the three months ended July 31, 2007 The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the three month period ended July 31, 2008 which are included herein.

Our operating results for the three month period ended July 31, 2008 and for the three month period ended July 31, 2007 are summarized as follows:

	Three Months Ended July 31, 2008	Three Months Ended July 31, 2007
Revenue	$131,372	$-
Expenses	$494,252	$68,226
Salaries & Wages	$26,827	$3,750
Design and Marketing Costs	$106,035	$-
Start-Up Costs	$-	$-
Other administrative Expenses	$202,873	$64,476
Professional fees	$158,517	$-

We incurred a net loss of $478,773 for the three month period ended July 31, 2008 compared to a net loss of $68,226 for the three month period ended July 31, 2007. The increase was primarily as a result of an increase in salaries and wages, professional fees and other administrative expenses.

We recognized an increase in revenues to $131,372 for the three month period ended July 31, 2008. During the three month period ended July 31, 2007, we did not recognize any revenues. The increase in revenue was primarily due to our store opening in Los Angeles. Our operating loss during the three month period ended July 31, 2008 was $478,773.0

We experienced an increase in general and administration expenses during the three month period ended July 31, 2008 of $494,252, as compared to general and administration expenses for the three month period ended July 31, 2007 of $68,226. This increase was primarily due to an increase in salaries and wages, professional fees and other administrative expenses.

Results of Operations – Nine months ended July 31, 2008 compared to nine months ended July 31, 2007

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the nine month period ended July 31, 2008 which are included herein.

Our operating results for the nine month period ended July 31, 2008 and for the nine month period ended July 31, 2007 are summarized as follows:

	Nine Months Ended July 31, 2008	Nine Months Ended July 31, 2007
Revenue	$411,619	$-
Expenses	$1,466,196	$93,808
Salaries & Wages	$178,278	$3,750
Design and Marketing Costs	$327,233	$-
Start-Up Costs	$-	$-
Other administrative Expenses	$757,471	$64,657
Professional fees	$203,214	$25,401

We incurred a net loss of $1,316,194 for the nine month period ended July 31, 2008 compared to a net loss of $93,808 for the nine month period ended July 31, 2007. The increase was primarily as a result of an increase in salaries and wages, professional fees and other administrative expenses.

We recognized an increase in revenues to $411,619 for the nine month period ended July 31, 2008. During the nine month period ended July 31, 2007, we did not recognize any revenues. The increase in revenue was primarily due to our store opening in Los Angeles. Our operating loss during the nine month period ended July 31, 2008 was $1,316,194.

We experienced an increase in general and administration expenses during the nine month period ended July 31, 2008 of $1,466,196 as compared to general and administration expenses for the nine month period ended July 31, 2007 of $93,808. This increase was primarily due to an increase in salaries and wages, professional fees and other administrative expenses.

Liquidity and Capital Resources

Our principal capital resources have been through the issuance of common stock, although we may use shareholder loans, advances from related parties, or borrowing in the future.

As at July 31, 2008 we had $435,724 of cash on hand. As at July 31, 2008, our total current assets were $2,570,146, which consisted primarily of inventory of $1,973,374, cash on hand as noted above and accounts receivable of $161,048.

As at July 31, 2008 our current assets were $2,570,146, compared to current assets of $2,475,017 as at October 31, 2007.

As at July 31, 2008, we had a working capital of $2,157,063, compared to working capital of $1,549,555 as at October 31, 2007.

While our revenue from sales has been increasing from period to period, there is no guarantee that this will continue, or will increase to a sufficient level to fund our operations. However, as our revenues and cash flow from operations increase, we look forward to relying less on the sale of stock and advances from related parties in order to finance our operations.

As at July 31, 2008, our total current liabilities decreased to $413,083 from $925,462 at October 31, 2007, primarily reflecting a decrease in subscription receivable of $407,806.

We do not anticipate any material changes in the cost or requirements relating to the capital resources required to conduct our operations. We do not have any obligations regarding, and do not intend on making, any material capital expenditures.

Historically, we have financed our cash flow and operations from the sale of stock and advances from shareholders. During the quarter ended July 31, 2008, did not receive funds from the sale of our stock or from advances from shareholders. At July 31, 2008 we had cash on hand of $435,724. These funds will not be sufficient for us to address our minimum current and ongoing expenses, and as a result we may have to restrict or eliminate expenses associated with the marketing and promotion activity connected with the development and marketing of our products and expansion of our retail operations. However, we cannot satisfy our minimum cash requirements for the year ending October 31, 2008 without further funding. As we will require additional monies during 2008, we hope to raise any such additional capital primarily through the private placement of our securities or advances from related parties.

For the quarter ended July 31, 2008, we incurred operating expenses of $494,252.

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

Cash Requirements

We anticipate that we will require up to $990,000 for the 12 months to implement our expansion plans. Specifically, we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Estimated Funding Required During the Next Twelve Months

Design and Development Activities	$100,000
Officer and Employee Compensation	520,000
Sales and Marketing	140,000
Legal, Accounting and Professional Fees	100,000
General and Administrative	130,000

Total	$990,000

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending July 31, 2009 other than the completion of our first retail location and the purchase of equipment associated with that.

Employees

As at July 31, 2008 we have no employees other than our directors and officers. We do not expect to hire new employees over the next 12 month period as we expand into the retail fashion industry. We do and will continue to outsource contract employment as needed.

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

Going Concern

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As at July 31, 2008 we had not established an ongoing source of revenues sufficient to cover our operating costs and to allow us to continue as a going concern. We opened our planned retail outlet in November 2007, however the ability of us to continue as a going concern is dependent on the successful stimulation of sales in order to fund operating losses and become profitable. If we are unable to make it profitable, we could be forced to cease development of operations. Management cannot provide any assurances that we will be successful in our retail operation. The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Development-Stage Company

We are considered a development-stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7. SFAS. No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things. Management has defined inception as August 1, 2006. Since inception, we have incurred operating losses totaling $7,239,998. Our working capital has been generated through the sales of common stock. Management has provided financial data since August 1, 2006 “Inception” in the financial statements, as a means to provide readers of our financial information to make informed investment decisions.

Accounts Receivable

We shipped inventory at wholesale prices to twenty five retail outlets as of July 31 2008 totaling $161,048.10 Payment terms varied. As at July 31, 2008 $161,048.10 remained outstanding, and none of the terms have been defaulted upon. An accounting policy for allowance for doubtful accounts has not been established because of insufficient experience. Customers were qualified by management from prior business arrangements, and management expects the remaining amount of $161,048.10 will be collected in the balance of the fiscal year.

Inventory

Inventories are stated at the lower of cost or market value. Market value represents net realizable value. Inventories are priced by the Retail Inventory (average cost) method. A perpetual inventory system is maintained.

Property and Equipment

Fixtures and equipment are stated at cost less accumulated depreciation. Major additions, betterment and rental improvements during the construction phase of the retail store April through October 2007 are capitalized. Maintenance and repairs are expensed currently. Fixtures and equipment including leasehold improvements totaling $68,640 were installed in a leased retail store following possession in March, 2007, and a further $58,869 in the in the first nine months of the current fiscal year.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months ended July 31, 2008 and 2007:

	2008	2007
Basic and diluted net loss per share:
Numerator
Net (Loss)	$(1,316,194)	$(93,808)

Denominator
Basic and diluted weighted average
number of shares outstanding	56,924,409	48,333,333

Basic and Diluted Net Loss Per Share	$(0.023)	$(0.002)

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

To date we have had minimal cash flows from operations and we have been dependent on sales of our equity securities to meet our cash requirements. As of July 31, 2008, we had working capital of $2,166,471. We do not expect positive material cash flow from operations in the near term. We have estimated that we may require up to 990,000 to carry out our plan in regards to retail fashion during the twelve month period ended July 31, 2009. However, there is no assurance that actual cash requirements will not exceed our estimates.

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

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at July 31, 2008, which is the end of the period covered by this report. This evaluation was carried out by our principal executive officer and our principal financial officer. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report. There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in our most recent fiscal quarter.

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

As of July 31, 2008, the end of the three month period year covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended July 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

None.

Item 3.                     Defaults Upon Senior Securities

None.

Item 4.                     Submission of Matters to a Vote of Security Holders

None.

Item 5.                     Other Information

None.

Item 6.                     Exhibits

Exhibits required by Item 601 of Regulation S-B

Exhibit
Number	Description

(3)	Articles of Incorporation and By-laws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on January 11, 2007).

3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 Filed on January 11, 2007).

3.3	Articles of Merger filed with the Nevada Secretary of State on May 29, 2007 (incorporated by reference from our Current Report on Form 8-K filed on June 16, 2007).

3.4	Certificate of Change filed with the Nevada Secretary of State on May 29, 2007 (incorporated by reference from our Current Report on Form 8-K filed on June 16, 2007).

(10)	Material Contracts

10.1	Employment Agreement dated June 22, 2007, between our company and Terry Fitzgerald incorporated by reference from our Current Report on Form 8-K filed on June 25, 2007).

10.2	Letter of Intent dated June 25, 2007, between our company and Dussault Jeans Inc. (incorporated by reference from our Current Report on Form 8-K filed on July 2, 2007).

10.3	Letter of Intent dated November 5, 2007 between our company and Dussault Jeans Inc. (incorporated by reference from our Current Report on Form 8-K filed on November 5, 2007).

Exhibit
Number	Description

10.4	Consulting Agreement dated July 19, 2007, between our company and Jason Sundar (incorporated by reference from our Annual Report on Form 10-KSB filed on February 13, 2008).

10.5	Consulting Agreement dated July 19, 2007, between our company and Robert Mintak (incorporated by reference from our Annual Report on Form 10-KSB filed on February 13, 2008).

10.6	Bridge Loan Agreement dated July 19, 2007, between our company and Dussault Jeans Inc. (incorporated by reference from our Current Report on Form 8-K filed on August 1, 2007).

10.7	Bridge Loan Agreement dated April 16, 2008, between our company and Dayton Boot Co. Ent. Ltd. (incorporated by reference from our Current Report on Form 8-K filed on April 23, 2008).

(31)	Section 302 Certification

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

(32)	Section 906 Certification

32.1*	Section 906 Certification of Chief Executive Officer.

32.2*	Section 906 Certification of Chief Financial Officer.

*          Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUSSAULT APPAREL INC.

By: /s/ Terry Fitzgerald
Terry Fitzgerald
President, Chief Executive Officer & Director
(Principal Executive Officer)
Dated: September 19, 2008

By: /s/ Robert Mintak
Robert Mintak
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Dated: September 19, 2008