Form 10-K
period 2008-10-31
Dussault Apparel Inc.
filed 2009-03-17
CIK 1383756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to________________

Commission file number 000-52452

DUSSAULT APPAREL INC.
(Name of small business issuer in its charter)

Nevada	98-0513727
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2250 East Hastings Street, Vancouver BC	V5L 1V4
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number 604.569.2619

Securities registered under Section 12(b) of the Exchange Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:

Nil
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [   ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes [X]    No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Yes [X]    No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]    No [X]

State issuer’s revenues for its most recent fiscal year: $544,783

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

51,609,900 common shares @ $0.012 (1) = 619,318.80

(1) average bid and asked price of such common equity, as of February 17, 2009

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the
Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 60,287,000 common shares as of March 14, 2009

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

Transitional Small Business Disclosure Format (Check one): Yes [   ]    No [X]

PART I

ITEM 1.        DESCRIPTION OF BUSINESS.

Forward Looking Statements

This annual report contains forward-looking. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “intends”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

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

Corporate Overview

We were incorporated on August 1, 2006 in the State Nevada under the name Release Your Lease Inc. Our initial business plan was to create a web-based service for buyers and sellers of leased automobiles. A decision was made by new management, to change the corporate direction of our company and to pursue opportunities in the retail fashion industry.

Effective June 11, 2007, we completed a merger with our subsidiary Dussault Apparel Inc. As a result, we changed our name from “Release Your Lease Inc.” to “Dussault Apparel Inc.” We changed the name of our company to better reflect the anticipated direction and business of our company. On June 11, 2007, our symbol changed to “DUSS”.

On June 25, 2007, we entered in a non-binding letter of intent with Dussault Jeans Inc., pursuant to which we agreed to negotiate the terms of a formal agreement for a business combination between the two companies.

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

On November 5, 2007, we entered into a revised non-binding letter of intent with Dussault Jeans Inc. The revised letter of intent replaces and supersedes our previous letter of intent with Dussault Jeans Inc. dated June 25, 2007.

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

On October 31, 2008, we elected to close our store located on Melrose Avenue in Los Angeles, California and ceased all operations relating to this location. Given the losses associated with our Melrose location, and the current market circumstances for retailers, management was of the view such closure was necessary to prevent further losses and conserve working capital. We will continue to focus on our remaining operations and distribution arrangements and will seek additional opportunities in the apparel retail sector.

The address of our principal executive office is 2250 East Hastings Street, Vancouver, BC V5L 1V4. Our telephone number is (604) 569 - 2619.

Current Business

Our principal products are limited edition high fashion streetwear, specifically hoodies, jeans and accessories. We design, market, distribute and sell our products under the Dussault Custom Ink trademark. Our products are sold in the United States and abroad to upscale retailers and boutiques. Samples of our products can be viewed on our website located at www.Dussaultapparel.com.

We currently sell men's styles and women's styles. Our products are made with high quality materials that are effected with a variety of processes including bleaching, washing, painting and hand finishing. Although we operate in a highly competitive market, what distinguishes our brand is the attention to detail and the exclusivity of our products. Production runs are limited editions and in the case of our luxury leather bags each bag is numbered. In summary, we create clothing that by its exclusivity and limited production runs becomes an expression of a customers’ individuality.

Our hoodies are inspired hand finished pieces of art, these hoodies for men and women are lined with silk and accented with tattoo inspired artwork on the back. Skulls, lions, flames or a bloody cleaver toting panda give these hoodies an edge.

Our products can be found in major Canadian cities, Out products are sold to fashion conscious customers who shop in high-end boutiques and stores to customers who want to wear and be seen in the latest, trendiest streetwear.

Competition

The apparel industry is intensely competitive and fragmented. We compete against other small apparel companies, as well as large companies that have a similar business and large marketing companies, importers and distributors that sell products similar to or competitive with ours. Examples of companies with whom we compete include Innovo Group Inc. (Joe's Jeans, Inc.), Levi Strauss & Co., Ed Hardy, Affliction and Christian Audigier,

Government Regulation and Supervision

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

Employees

Currently our employees consist of our directors and officers, who include Terry Fitzgerald, our President and Chief Executive Officer, Jason Dussault, our Secretary and Treasurer, Robert Mintak, our Chief Operating Officer and Chief Financial Officer and Jason Sundar, our VP Corporate Finance.

We expect to hire no new employees over the next 12 month period given our current minimal level of operation.

Intellectual Property

We own and operate the following registered internet domain names:

  www.dussaultapparel.com;

  www.dussualtink.com; and

We own and operate the following trademark:

  Dussault Custom Ink Trademark.

Customers

As we are in the development stage of our business, our vision is to redefine the premium apparel experience and fulfill the lofty desires of fashion-conscious customers worldwide. Our target market is broad as our brand appeals to customers anywhere between the ages of 15-40. The younger clientele appreciate the forward fashion, and trend setting edginess while our customers in their 30’s and 40’s love the quality and throwback style of the old rock generations.

Marketing

Our main method of marketing is virtual. From outrageous short films to animations and music videos, we are constantly developing and airing fresh branded videos on YouTube.com, Myspace.com, Facebook.com and Squidoo.com. The virtual marketing method allows us to cost-effectively reach a wider market on an ongoing basis.

Our products have been featured on several T.V. show’s such as Gene Simmons’ Family Jewels and Criss’ Angels Mind Freak. Family Jewels has dedicated entire episodes to our brand, covering events and parties that we’ve hosted with some of Los Angeles hottest celebrities. He also promotes us through wearing our product while appearing on the Are You Smarter Than A Fifth Grader, as well as numerous other T.V. appearances.

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

To date we have had minimal cash flows from operations and we have been dependent on sales of our equity securities to meet our cash requirements. As of October 31, 2008, we had working capital surplus of $397,810. We do not expect positive material cash flow from operations in the near term. We have estimated that we may require up to $250,000 to carry out our plan in regards to retail fashion during the twelve month period ended October 31, 2009. However, there is no assurance that actual cash requirements will not exceed our estimates.

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

Our revenues are influenced by general economic cycles.

Apparel is a cyclical industry that is dependent upon the overall level of consumer spending. Our wholesale customers anticipate and respond to adverse changes in economic conditions and uncertainty by reducing inventories and canceling orders. As a result, factors that diminish consumer spending and confidence in any of the regions in which we compete, particularly deterioration in general economic conditions, increases in energy costs or interest rates, housing market downturns, and other factors such as acts of war, acts of nature or terrorist or political events that impact consumer confidence, could reduce our sales and adversely affect our business and financial condition. For example, the price of oil has risen in the recent past. A continued or sustained rise in oil prices could adversely affect consumer spending and demand for our products and also increase our operating costs, both of which could adversely affect our business and financial condition.

Intense competition in the worldwide apparel industry could reduce our sales and prices.

We face a variety of competitive challenges from streetwear and casual apparel marketers, fashion-oriented apparel marketers, vertically integrated specialty stores and retailers of private-label products. Some of these competitors have greater financial and marketing resources than we do and may be able to adapt to changes in consumer preferences or retail requirements more quickly, devote greater resources to the building and sustaining of their brand equity and the marketing and sale of their products or adopt more aggressive pricing policies than we can. As a result, we may not be able to compete as effectively with them and may not be able to maintain or grow the equity of and demand for our brand. Increased competition in the worldwide apparel industry — including from international expansion of vertically integrated specialty stores, from department stores, chain stores and mass channel retailers developing exclusive labels, and from well-known and successful non-apparel brands expanding into jeans and casual apparel — could reduce our sales and adversely affect our business and financial condition.

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

ITEM 2.        DESCRIPTION OF PROPERTY.

Our principal office is located at 2250 East Hastings Street, Vancouver, BC V5L 1V4. We sublease at a cost of $2,500 per month from Dayton Boot Co. Ent. Ltd., which is deducted from the loan due to us from Dayton. We believe that this space is sufficient to meet our present needs and do not anticipate any difficulty in securing alternative or additional space, as needed, on terms acceptable to us.

ITEM 3.        LEGAL PROCEEDINGS.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.        SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.        MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS PURCHASES OF EQUITY SECURITIES.

Our shares of common stock are currently trading on the OTC Bulletin Board under the Symbol “DUSS.OB”. Our shares of common stock were initially approved for quotation on the OTC Bulletin Board on March 14, 2007 under the symbol, “RLYL”. On June 11, 2007, we changed our name to “Dussault Apparel Inc.” upon completion of our merger with our wholly owned subsidiary, “Dussault Apparel Inc.” and our trading symbol was changed to our current trading symbol, “DUSS.OB”.

The following table reflects the high and low bid information for our common stock obtained from Stockwatch and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board
Quarter Ended(1)	High	Low
October 31, 2008	$0.69	$0.12
July 31, 2008	$0.94	$0.45
April 30, 2008	$1.10	$0.58
January 31, 2008	$1.15	$0.75
October 31, 2007	$1.30	$0.51
July 31, 2007(1)	$1.50	$1.14
April 30, 2007(1)	N/A	N/A

(1) Our stock was listed for trading on March 14, 2007, the first trade did not occur until June 18, 2007.

On February 17, 2009, the date of our last trade, the closing price for the common stock as reported by the quotation service operated by the OTC Bulletin Board was $0.0107.

As of March 14, 2009, there were 60 holders of record of our common stock. As of such date, 52,487,000 common shares were issued and outstanding.

Our common shares are issued in registered form. The registrar and transfer agent for our shares of common stock Island Stock Transfer, 100 Second Avenue South, Suite 104N, St. Petersburg, FL 33701, Telephone: (727) 289-0010, Facsimile: (727) 289-0069.

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

Plan of Operation

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

While we are encouraged by the recent increases in sales and revenues (from $102,945 for the year ended October 31, 2007 to $544,783 for the year ended October 31, 2008), we realize that in order for this trend to continue we must establish and maintain a significant share of our target market for the sales of our products. The only measurement that we have for ascertaining whether or not the market is accepting our products, and whether or not we are successfully competing in such market, is whether our revenues are increasing on a month to month basis. As we are an early stage company, and until we achieve a more substantial level of operations and have greater resources available to us, it will be difficult to analyze how we are doing in terms of our efforts to obtain additional market share and successfully compete in the retail market, other than by looking to our revenues as a benchmark.

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

Cash Requirements

We anticipate that we will require up to $250,000 for the 12 month period ending October 31, 2009 to implement our expansion plans. Specifically, we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Estimated Funding Required During the Next Twelve Months
Design and Development Activities	$	Nil
Officer and Employee Compensation		Nil
Sales and Marketing		50,000
Legal, Accounting and Professional Fees		100,000
General and Administrative		100,000

Total		$250,000

There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to scale down or perhaps even cease the operation of our business.

Results of Operations for the Years ended October 31, 2008 and 2007

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended October 31, 2008 which are included herein.

Our operating results for the years ended October 31, 2008 and 2007 are summarized as follows:

		Year Ended October 31, 2008		Year Ended October 31, 2007
Revenue		$544,783		$102,945
Expenses		$2,683,633		$5,991,960
Salaries & Wages		$208,860		$121,682
Professional fees		$280,612		$27,074
Occupancy Costs		$107,736		$26,580
Warehousing		$194,279	$	Nil
Design		$47,750	$	Nil
Depreciation		$36,913	$	Nil
Start-Up Costs	$	Nil		$5,777,175
Other administrative Expenses		$344,750	$	$ 38,255

We incurred a net loss of $4,158,068 for the year ended October 31, 2008 as compared to a net loss of 5,921,650 for the year ended October 31, 2007. The loss was primarily a result of salaries and wages, start up costs in regards to our retail operations, and stock compensation expenses due to share issuances to certain directors, officers and employees.

We recognized an increase in revenues to $544,783 for the year ended October 31, 2008. The increase in revenue was due to an increase in sales. Our operating income was $316,091.

We experienced a decrease in general and administration expenses in the year ended October 31, 2008 to $1,220,900, as compared to general and administration expenses for the year ended October 31, 2007 of $5,991,160. This decrease was primarily due to our company having completed the start-up of our stores during our 2007 year end.

As of October 31, 2008, we had a working capital surplus of $397,810.

Liquidity and Capital Resources

Our principal capital resources have been through the issuance of common stock, although we may use shareholder loans, advances from related parties, or borrowing in the future.

As at October 31, 2008 we had $163,214 of cash on hand. As at October 31, 2008, our total current assets were $404,247, which consisted primarily of inventory of $181,847, cash on hand as noted above and accounts receivable of $59,186.

As at October 31, 2008 our current assets were $404,247, compared to current assets of $2,475,017 as at October 31, 2007.

As at October 31, 2008, we had a working capital surplus of $397,810, compared to working capital surplus of $1,549,555 as at October 31, 2007.

As at October 31, 2008, our total current liabilities decreased to $6,437 from $925,462 at October 31, 2007, primarily due to the reduction of subscriptions received.

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

Historically, we have financed the majority of our cash flow and operations from the sale of stock and advances from shareholders. As at October 31, 2008, our currents funds are not sufficient for us to address our current and ongoing expenses, and as a result we may have to restrict or eliminate expenses associated with our marketing and promotion activities. Additionally, we elected to close our store located on Melrose Avenue in Los Angeles and have ceased all operations relating to that location. Given the losses associated with that location, and the current market circumstances for retailers, our management was of the view that such closure was necessary to prevent further losses and conserve working capital.

We have no external sources of liquidity in the form of credit lines from banks. Based on our future operations described below, management believes that our available cash may not be sufficient to fund our working capital requirements in the near future, although given our minimal level of ongoing operations we are hopeful of not having to raise additional funds through the sale of our equity securities or arrange an advance from shareholders of our company.

Future Operations

Presently, our revenues may not be sufficient to meet our operating and capital expenses.

Our capital requirements are difficult to plan in light of our current strategy to limit our operations and our products. Since our inception, we have been dependent on investment capital as an important source of liquidity. Our operations presently are generating negative cash flow, and we do not expect positive cash flow from operations in the near term. We need to secure additional working capital in the short-term in order to sustain our operations and execute our business plan. We have incurred operating losses since inception, and this is likely to continue into the year ended October 31, 2009.

There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis should it be required, or generate significant material revenues from operations, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease our operations.

Going Concern

We have suffered recurring losses from operations. The continuation of our company as a going concern is dependent upon our company attaining and maintaining profitable operations and raising additional capital. The financial statements do not include any adjustments relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should our company discontinue operations.

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

Going Concern

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As at October 31, 2008 we had not established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.

As shown in the accompanying financial statements, we incurred a net loss of $4,158,068 in the year ended October 31, 2008. We had a negative cash flow of $64,062 in the same period. We opened our planned retail outlet in November 2007, however the ability of our company to continue as a going concern is dependent on the successful stimulation of sales in order to fund operating losses and become profitable. If we are unable to become profitable, we could be forced to cease development of operations. Management cannot provide any assurances that our company will be successful in its retail operation. The accompanying financial statements do not include any adjustments that might be necessary if our company is unable to continue as a going concern.

Development-Stage Company

We are considered a development-stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7. SFAS. No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things. Management has defined inception as August 1, 2006. Since inception, our company has incurred operating losses totaling $10,081,872. Our working capital has been generated through the sales of common stock. Management has provided financial data since

August 1, 2006 “Inception” in the financial statements, as a means to provide readers of our financial information to make informed investment decisions.

Accounts Receivable

We company shipped inventory at wholesale prices to twenty-five retail outlets in the first nine months of the fiscal year totaling $448,494. $60,569 was converted to samples for advertising and the balance collected. Additional receivables of $59,196 remained outstanding at October, 31, 2008, all of which was subsequently collected. An accounting policy for allowance for doubtful accounts has not been established because of insufficient experience.

Inventory

Inventories are stated at the lower of cost or market value. Market value represents net realizable value. Inventories are priced by the Retail Inventory (average cost) method in a perpetual inventory system. On October 1, 2008 inventory was marked down by $1,791,526 to net realizable value of $181,847.50.

Property and Equipment

Fixtures and equipment are stated at cost less accumulated depreciation at cost and depreciated using straight line methods over the estimated useful lives of the related assets ranging from 7 to 10 years. Major additions, betterment and rental improvements during the construction phase of the retail store April through October 2007 are capitalized. Maintenance and repairs are expensed currently. Fixtures and equipment including leasehold improvements total $88,428 net of accumulated depreciation of $36,916 as at October 31, 2008.

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

Note Receivable

On April 16, 2008, we entered into a bridge loan agreement under a promissory note from Dayton Boot Co. Enterprises Ltd. of Vancouver, Canada for $300,000. The terms are that the principal amount, plus 6% simple interest, will be due and payable when a transaction is concluded between the two parties, or December 31, 2008, the earlier. The sum was advanced in Canadian funds, equating to USD 293,000. The note is accompanied by restrictions on Dayton Boot regarding the acquisition of stock or votes or control of our company or selling its stock to our company.

Loss Per Share

Net loss per share is calculated in accordance with SFAS 128, Earnings Per Share, for the periods presented. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. We have no potentially dilutive securities as of October 31, 2008.

On June 11, 2007 a forward stock split of Common Stock occurred on a 14 for 1 basis.

The loss per share for the periods presented has been calculated accordingly, giving retroactive effect to the forward stock split.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the year ended October 31, 2008 and 2007:

	2008	2007
Basic and diluted net loss per share:
Numerator
Comprehensive Net (Loss)	$ (4,179,262)	$(5,921,650)

Denominator
Basic and diluted weighted average
number of shares outstanding	45,405,989	49,921,471

Basic and Diluted Net Loss Per Share	$ (0.092)	$ (0.119)

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

ITEM 7.        FINANCIAL STATEMENTS.

The following consolidated financial statements and the notes thereto are filed as part of this annual report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors and Shareholders
Dussault Apparel Inc.
Vancouver, B.C., Canada

I have audited the accompanying balance sheet of Dussault Apparel Inc. as of October 31, 2008 and 2007 and the related statements of operations, of shareholders’ equity (deficit) and of cash flows for the years ended October 31, 2008 and 2007. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, based on my audit, the financial statements referred to above present fairly, in all material respects, the financial position of Dussault Apparel Inc as of October 31, 2008 and 2007 and the results of its operations and its cash flows for the years ended October 31, 2008 and 2007 in conformity with United States generally accepted accounting principles.

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company as at October 31, 2008 had not established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company planned to and subsequently closed its retail outlet, per Note 7 to these financial statements. Its ability to continue as a going concern is dependent on the successful stimulation of sales in other areas in order to fund operating losses and become profitable. If the Company is unable to make it profitable, the Company could be forced to cease development of operations. Management cannot provide any assurances that the Company will be successful in its retail operation. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern

s/b “John Kinross-Kennedy”

John Kinross-Kennedy
Certified Public Accountant
Irvine, California
March 16, 2009

DUSSAULT APPAREL INC.
(A Development Stage Company)
Balance Sheet
as at October 31,

	2008	2007

ASSETS
Current Assets
Cash	$163,214	$227,256
Accounts Receivable	59,186	102,944
Inventory	181,847	2,144,817

Total Current Assets	$404,247	$2,475,017

Notes Receivable	293,000	-

Property and Equipment, net	51,515	68,641

Other Assets
Deposits	23,851	-

Total Assets	$772,613	$2,543,658

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable and accrued liabilities	$6,437	$889
Subscription Received	-	924,573

Total Current Liabilities	6,437	925,462

Stockholders' Equity
Common Stock, $0.001 par value; authorized
75,000,000 shares; issued and outstanding
51,687,000 shares as at October 31, 2008
56,487,000 shares as at October 31, 2007	51,687	56,487
Additional Paid-In Capital	10,817,555	7,485,513
Accumulated other comprehensive loss	(21,194)	-
Accumulated deficit during the development stage	(10,081,872)	(5,923,804)

Total Stockholders' Equity	766,176	1,618,196

Total Liabilities and Stockholders' Equity	$772,613	$2,543,658

DUSSAULT APPAREL INC.
(A Development Stage Company)
Statement of Operations

					For the period
					Aug. 1 2006
	For the three months ended		For the year ended		(inception) to
	October 31,		October 31,		October. 31,
	2008	2007	2008	2007	2008
Revenue	$210,937	$102,945	$544,783	$102,945	$647,728

Cost of Sales	(32,924)	33,435	228,692	33,435	262,128
Operating Income	243,861	69,510	316,091	69,510	385,600

Selling Costs
Marketing	20,000	-	187,165	-	20,000
Advertising	54,417	364	157,683	394	54,417
Samples	60,569	-	60,569	-	60,569
Development - Vancouver	729,083	-	1,056,316	-	729,083
	864,069	364	1,461,733	394	864,069
General and Administrative Expenses:
Salaries & Wages	30,582	91,352	208,860	121,682	330,542
Professional Fees	78,588	1,673	280,612	27,074	310,876
Occupancy Costs	27,966	26,580	107,736	26,580	27,966
Warehousing	81,550	-	194,279	-	81,550
Design	14,350	-	47,750	-	14,350
Depreciation	35,413	-	36,913	-	35,413
Retail Launch		5,777,175	-	5,777,175	5,777,175
Other Administrative Exp.	83,918	208	344,750	38,255	1,234,005
	352,367	5,896,988	1,220,900	5,990,766	7,811,877
Non-Recurring Items
Inventory markdown	1,791,526	-	1,791,526	-	1,791,526
Total Expenses	3,007,962	5,897,352	4,474,159	5,991,160	10,467,472
Net Loss	(2,764,101)	(5,827,842)	(4,158,068)	(5,921,650)	(10,081,872)
Currency translation
adjustment	(21,194)	-	(21,194)	-	(21,194)

Comprehensive income (loss)	$(2,785,295)	$(5,827,842)	$(4,179,262)	$(5,921,650)	$(10,103,066)

Loss Per Common Share:
Basic and diluted	$(0.059)	$(0.119)	$(0.092)	$(0.119)

Weighted average shares outstanding,
basic and diluted	46,568,522	49,000,000	45,405,989	49,921,471

DUSSAULT APPAREL INC.
(A Development Stage Company)
Statement of Cash Flows

					For the period
					Aug. 1 2006
	For the three months ended		For the year ended		(inception) to
	October 31,		October 31,		October 31,
	2008	2007	2008	2007	2008

Cash flows from operating activities:
Net loss	$(2,785,295)	$(5,827,842)	$(4,158,068)	$(5,921,650)	$(10,081,872)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	35,413		36,913		36,913
Stock issued for services		5,272,000		5,272,000	5,272,000
Inventory Mark Down	1,791,526		1,791,526		1,791,526
Contribution of capital assets			667,242		667,242
Change in operating assets and liabilities:
Accounts receivable	24,088	(102,944)	43,758	(102,944)	(59,186)
Accounts payable	359	(14,440)	5,549	889	6,437
Inventory		(839,741)	171,443	(2,144,817)	(1,973,373)
Deposits	(23,851)		(23,851)		(23,851)
Other Assets	1,539		1,539
Net cash (used by)
operating activities	(956,221)	(1,512,967)	(1,463,949)	(2,896,522)	(4,364,164)

Cash flows from investing activities:
Purchase of equipment	(1,285)	(68,641)	(19,788)	(68,641)	(88,428)
Start-Up costs			(1,538)
Net cash (used by) investing
activities	(1,285)	(68,641)	(21,326)	(68,641)	(88,428)

Cash flows from financing activities:
Loan to Dayton Boots	(293,000)		(293,000)		(293,000)
Subscription received	(680,000)	(553,652)	(924,573)	924,573
Common stock issued for cash	1,385,000	2,215,000	2,660,000	2,224,000	4,930,000
Net cash (used by) provided
by financing activities	705,000	1,661,348	1,442,427	3,148,573	4,637,000

Effect of exchange rates					`
on cash	(21,194)		(21,194)		(21,194)
Net increase (decrease) in cash	(252,506)	79,740	(64,042)	183,410	163,214
Cash, beginning of the period	436,914	147,516	227,256	43,846	-

Cash, end of the period	$184,408	$227,256	$163,214	$227,256	$163,214

Supplemental cash flow disclosure:
Interest paid	-	-	-	-	-
Taxes paid	-	-	-	-	-

DUSSAULT APPAREL INC.
(A Development Stage Company)
Statement of Stockholders' Equity
(Unaudited)

				Accumulated	Accumulated
				Other	Deficit	Total
	Common Stock		Additional	Compre-	during the	Shareholders'
	Number of		Paid-In	hensive	Development	Equity
	Shares	Amount	Capital	Income	Stage	(Deficit)

Inception: August 1, 2006	-	$-	$-	$-	$-	$-

Aug. 31, 2006: issued stock for cash at $0.02 per share	1,500,000	1,500	13,500			15,000
Oct31, 2006: issued stock for cash at $0.02 per share	1,550,000	1,550	29,450			31,000
Net loss for period January 12 - October 31, 2006					(2,154)	(2,154)
Balances October 31, 2006	3,050,000	$3,050	$42,950	$-	(2,154)	43,846

Nov. 8, 2006: issued stock for cash at $0.02 per share	450,000	450	8,550			9,000

Balances before 14 for 1 forward common stock split	3,500,000	3,500	51,500		(2,154)	52,846
Jun 11, 2007: 14 for 1 forward common stock split	45,500,000	45,500	(45,500)

Balances after 14 for 1 forward common stock split	49,000,000	49,000	6,000		(2,154)	52,846

Aug31, 2007 issued stock for services at $1.00 per sh.	5,272,000	5,272	5,266,728			5,272,000
Aug. 31, 2007 issued stock for cash at $1.00 per share	2,215,000	2,215	2,212,785			2,215,000
Net loss for year ended October 31, 2007					(5,921,650)	(5,921,650)

Balances at October 31, 2007	56,487,000	$56,487	$7,485,513	-	(5,923,804)	$1,618,196
Nov. 23, 2007: stock returned to Treasury	(13,000,000)	(13,000)	13,000			-
April 30, 2008 contribution of Vancouver office assets			667,242			667,242
Apr. 28, 2008 issued stock for cash at $1.00 per share	1,275,000	1,275	1,273,725			1,275,000
Oct. 7, 2008 issued stock for cash at $0.20 per share	6,925,000	6,925	1,378,075			1,385,000
Net loss for the year ended October 31, 2008				(21,194)	(4,158,068)	(4,179,262)

Balances at October 31, 2008	51,687,000	$51,687	$10,817,555	$(21,194)	$(10,081,872)	$766,176

DUSSAULT APPAREL INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2008

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

Current Business of the Company

The Company opened a retail clothing and accessory store on Melrose Avenue in Los Angeles in November, 2007. Designs are produced in the Vancouver, Canada office, manufactured in China and warehoused in Los Angeles. The Company also wholesales to retail outlets as well as sports organizations throughout the U.S. and Canada.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING P0LICIES

Basis of Preparation

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and with the instructions to Form 10-QSB as promulgated by the Securities and Exchange Commission (“SEC”).

These financial statements include all adjustments that in the opinion of management are necessary to present fairly the financial position, results of operations and cash flows for the year months ended October 31, 2008. All adjustments are of a normal recurring nature.

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

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company as at October 31, 2008 had not established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.

As shown in the accompanying financial statements, the Company incurred a net loss of $4,158,068 in the year ended October 31, 2008. The Corporation had a negative cash flow of $64,062 in the same period. The Company opened its planned retail outlet in November 2007, however the ability of the Company to continue as a going concern is dependent on the successful stimulation of sales in order to fund operating losses and become profitable. If the Company is unable to make it profitable, the Company could be forced to cease development of operations. Management cannot provide any assurances that the Company will be successful in its retail operation. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7. SFAS. No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things. Management has defined inception as August 1, 2006. Since inception, the Company has incurred operating losses totaling $10,081,872. The Company’s working capital has been generated through the sales of common stock. Management has provided financial data since August 1, 2006 “Inception” in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

Accounts Receivable

The company shipped inventory at wholesale prices to twenty-five retail outlets in the first nine months of the fiscal year totaling $448,494. $60,569 was converted to samples for advertising and the balance collected. Additional receivables of $59,196 remained outstanding at October, 31, 2008, all of which was subsequently collected. An accounting policy for allowance for doubtful accounts has not been established because of insufficient experience.

Inventory

Inventories are stated at the lower of cost or market value. Market value represents net realizable value. Inventories are priced by the Retail Inventory (average cost) method in a perpetual inventory system. On October 1, 2008 inventory was marked down by $1,791,526 to net realizable value of $181,847.50.

Property and Equipment

Fixtures and equipment are stated at cost less accumulated depreciation at cost and depreciated using straight line methods over the estimated useful lives of the related assets ranging from 7 to 10 years. Major additions, betterment and rental improvements during the construction phase of the retail store April through October 2007 are capitalized. Maintenance and repairs are expensed currently. Fixtures and equipment including leasehold improvements total $88,428 net of accumulated depreciation of $36,916 as at October 31, 2008.

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

Note Receivable

On April 16, 2008 the Company entered into a bridge loan agreement under a promissory note from Dayton Boot Co. Enterprises Ltd. of Vancouver, Canada for $300,000. The terms are that the principal amount, plus 6% simple interest, will be due and payable when a transaction is concluded between the two parties, or December 31, 2008, the earlier. The sum was advanced in Canadian funds, equating to USD 293,000. The note is accompanied by restrictions on Dayton Boot regarding the acquisition of stock or votes or control of the Company or selling its stock to the Company.

Loss Per Share

Net loss per share is calculated in accordance with SFAS 128, Earnings Per Share, for the periods presented. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. The Company has no potentially dilutive securities as of October 31, 2008.

On June 11, 2007 a forward stock split of Common Stock occurred on a 14 for 1 basis.

The loss per share for the periods presented has been calculated accordingly, giving retroactive effect to the forward stock split.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the year ended October 31, 2008 and 2007:

	2008	2007
Basic and diluted net loss per share:
Numerator
Comprehensive Net (Loss)	$(4,179,262)	$(5,921,650)

Denominator
Basic and diluted weighted average
number of shares outstanding	45,405,989	49,921,471

Basic and Diluted Net Loss Per Share	$(0.092)	$(0.119)

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

NOTE 3 - COMMITMENTS AND CONTINGENCIES

There were no contingent liabilities as at October 31, 2008.

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

Future minimum lease payments required under the lease are as follows, for fiscal years ending October 31, (but see Note 7):

2009	94,800
2010	94,800
2011	94,800
2012	71,100

Total minimum lease payments	$355,500

NOTE 4 – CAPITAL STRUCTURE

Common Stock Transactions during the period from inception August 1, 2006 through October 31, 2008:

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

On November 23, 2007 13,000,000 shares of common stock were returned to Treasury.

On April 28, 2008 the Company issued 1,275,000 units of its securities, each unit consisting of one share of common stock and one common share purchase warrant, for cash at a price of $1.00 per unit, realizing $1,275,000. Each warrant entitles the holder to purchase one additional common share of the Company at a price of US $1.25 until 24 months from the closing of the transaction.

On October 7, 2008 the Company issued 6,925,000 units of its securities, each unit consisting of one share of common stock and a one half Series A and a one half series B common share purchase warrant, for cash at a price of $1.20 per unit, realizing $1,385,000. Each Series A warrant entitles the holder to purchase one additional common share of the Company at a price of US $0.30 until 24 months from the closing of the transaction. Each Series B warrant entitles the holder to purchase one additional common share of the Company at a price of US $0.60 until 24 months from the closing of the transaction. The Series B warrants are only exercisable following the exercise of all the Series A warrants held by such holder.

As of October 31, 2008 the Company had authorized 75,000,000 shares of $0.001 par value common stock, of which 51,687,000 shares were issued and outstanding.

NOTE 5 – RELATED PARTY TRANSACTIONS

On November 23, 2007 the Company President, Jason Dussault, returned 13,000,000 shares to Treasury.

NOTE 6 – LEGAL PROCEEDINGS

There were no legal proceedings against the Company with respect to matters arising in the ordinary course of business. Neither the Company nor any of its officers or directors is involved in any other litigation either as plaintiffs or defendants, and have no knowledge of any threatened or pending litigation against them or any of the officers or directors.

NOTE 7 – SUBSEQUENT EVENTS

The Company closed its retail outlet on Melrose Drive in Los Angeles in early November 2008, citing losses associated with that location and the current market circumstances, in order to prevent further losses and conserve working capital.

ITEM 8.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A(T). CONTROLS AND PROCEDURES.

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president and chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of October 31, 2008, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of October 31, 2008, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended October 31, 2008 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B.    OTHER INFORMATION.

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers, Promoters and Control Persons

The following individuals serve as the directors and executive officers of our company. All directors of our company hold office until the next annual meeting of our shareholders or until their successors have been elected and qualified. The executive officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.

Name	Position Held with our Company	Age	Date First Elected or Appointed
Terry Fitzgerald	Chief Executive Officer, President and Director	40	June 22, 2007
Jason Dussault	Treasurer, Secretary and Director	35	May 10, 2007
Robert Mintak	Chief Operating Officer Chief Financial Officer	46	July 17, 2007 April 1, 2008
Jason Sundar	Vice President of Corporate Finance	32	July 11, 2007

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he was employed.

Terry Fitzgerald, Chief Executive Officer, President and Director

Mr. Fitzgerald brings to our company more than 16 years of corporate experience in the licensing, design, entertainment, and manufacturing arenas. After graduating from university in British Columbia, Canada, he moved to Portland, Oregon to create the McFarlane Group of companies with partner Todd McFarlane. Mr. McFarlane is best known as the world’s top selling comic book artist. Together in 1992, he and Mr. Fitzgerald formed Todd McFarlane Productions, Inc., a comic book company that to date has sold over 125 million comic books in 30 different languages worldwide. He was then integral in the acquisition and subsequent expansion of a corporation that would later be known as McFarlane Toys. This company is known for its highly detailed action figures of licensed properties such as the Simpsons, Halo, the Matrix, Kiss, Elvis, MLB, NBA, NFL and NHL, the Terminator and the Beatles. With his vital involvement at the executive level, the McFarlane Group has grown from a two-

person organization to one that now includes 150+ employees in four countries, with sales in the nine-figure range, with distribution with retailing partners such as Wal-Mart, Target, K-Mart, Toys’R’Us and Kaybe. As President and COO of Todd McFarlane Entertainment, Inc., he oversaw development and production of feature films and television series for New Line Cinema, Paramount Pictures, Universal Pictures, Warner Bros. Pictures, Home Box Office, UPN and Fox Television. Mr. Fitzgerald’s role as producer and writer/director of these and other projects has garnered him two Emmy Awards, two Grammy Award nominations with one win, nine MTV Music Video Award nominations wins and one MuchMusic Music Video Award

Jason Dussault, Treasurer, Secretary and Director

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

Committees of the Board

All proceedings of our board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the corporate laws of the state of Nevada and the bylaws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by our directors.

Our company does not have any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors. The directors believe that, given the early stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. Our directors assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President and Chief Executive Officer, at the address appearing on the first page of this annual report.

Audit Committee Financial Expert

Our board of directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-B.

We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The directors of our company do not believe that it is necessary to have an audit committee because our company believes that the functions of an audit committee can be adequately performed by our board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

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

ITEM 10.      EXECUTIVE COMPENSATION.

The particulars of compensation paid to the following persons:

(a)    our principal executive officer;

(b)    each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended October 31, 2008; and

(c)    up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the year ended October 31, 2008, who we will collectively refer to as our named executive officers, of our company for the years ended October 31, 2008 and 2007, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation does not exceed $100,000 for the respective fiscal year: The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended October 31, 2008.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Terry Fitzgerald(1) Chief Executive Officer, President and Director	2008 2007	127,279.00 135,208.37	Nil Nil	Nil 1,972,000.00	Nil Nil	Nil Nil	Nil Nil	Nil 2,000.00	127,279.00 2,109,208.37
Jason Dussault(2) Secretary, Treasurer and Director	2008 2007	116,521.50 30,000.00	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	116,521.50 30,000.00
Robert Mintak (3) Chief Operating Officer and Chief Financial Officer	2008 2007	54,368.75 18,000.00	Nil Nil	Nil 1,500,000.00	Nil Nil	Nil Nil	Nil Nil	Nil Nil	54,368.75 1,518,000.00
Jamie Arthur Lewin(4) Former Chief Financial Officer	2008 2007	Nil 1,400.00	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil 1,400.00
Mark Hammer(5) Former Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer	2008 2007	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil

(1)	Terry Fitzgerald was appointed President of our company on June 22, 2007.

(2)	Jason Dussault was appointed Secretary and Treasurer of our company on May 10, 2007.

(3)	Robert Mintak was appointed Chief Operating Officer of our company on July 17, 2007. Mr. Mintak was appointed as our interim Chief Financial Officer on April 1, 2008.

(4)	Jamie Arthur Lewin was appointed Chief Financial Officer of our company on July 17, 2007. Mr. Lewin resigned as our Chief Financial Officer on April 1, 2008.

(5)	Mark Hammer was appointed Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of our company on August 1, 2006 and resigned on May 10, 2007.

Other than as described below, there are no compensatory plans or arrangements with respect to our executive officers resulting from their resignation, retirement or other termination of employment or from a change of control.

On July 19, 2007, we entered into consulting agreements with Robert Mintak, our Chief Operating Officer, and Jason Sundar, our V.P. Corporate Finance. The agreements are for three year terms. Pursuant to the terms of the agreement with Mr. Mintak, we agreed to issue 1,500,000 restricted shares of common stock which has been returned to our company and cancelled. Pursuant to the terms of the agreement with Jason Sundar, we agreed to issue 1,000,000 restricted shares of common stock, which will be released in three equal annual installments after each year of service.

Outstanding Equity Awards at Fiscal Year-End

As at October 31, 2008, there were no unexercised options or stock that had not vested in regards to our executive officers, and there were no equity incentive plan awards for our executive officers during the year ended October 31, 2008.

Options Grants in the Year Ended October 31, 2008

During the year ended October 31, 2008, no stock options were granted to our executive officers.

Aggregated Options Exercised in the Year Ended October 31, 2008 and Year End Option Values

There were no stock options exercised during the year ended October 31, 2008 and no stock options held by our executive officers at the end of the year ended October 31, 2008.

Repricing of Options/SARS

We did not reprice any options previously granted to our executive officers during the year ended October 31, 2008.

Director Compensation

Directors of our company may be paid for their expenses incurred in attending each meeting of the directors. In addition to expenses, directors may be paid a sum for attending each meeting of the directors or may receive a stated salary as director. No payment precludes any director from serving our company in any other capacity and being compensated for such service. Members of special or standing committees may be allowed similar reimbursement and compensation for attending committee meetings. During the year ended October 31, 2008, we did not pay any compensation or grant any stock options to our directors.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

Other than as set out below, none of the directors or executive officers of our company or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of March 14, 2009, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated..

Name and Address of Beneficial Owner	Position	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Terry Fitzgerald 15217 S. 18th Avenue Phoenix, AZ 85045	Chief Executive Officer, President and director	1,972,000	3.27%
Jason Dussault 3742 West 10th Avenue Vancouver, BC V6R 2G4	Secretary, Treasurer and director	5,250,000	8.71%
Robert Mintak 3742 West 10th Avenue Vancouver, BC V6R 2G4	Chief Operating Officer and Chief Financial Officer	Nil	0%
Jason Sundar 9th Floor, Two Bentall Centre 555 Burrard Street Vancouver, BC V7X 1M8	Vice President of Corporate Finance	1,455,100	2.41%
Directors and Executive Officers as a Group		8,677,100	14.39%
VCAM Trust LLC Im Alten Rict 22 FL-9494 Schaan		3,275,000	5.43%

(1)

Based on 60,287,000 shares of common stock issued and outstanding as of March 14, 2009. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

Equity Compensation Plan Information

As at October 31, 2008, we do not have any equity compensation plans in place.

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

Director Independence

We currently act with two directors, consisting of Terry Fitzgerald and Jason Dussault. We have determined that we do not have a director that is considered an “independent director” as defined by Nasdaq Marketplace Rule 4200(a)(15). Our company will appoint additional directors in due course.

We do not have a standing audit, compensation or nominating committee, but our entire board of directors acts in such capacities. We believe that our members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

ITEM 13.      EXHIBITS

(a)      Pursuant to Rule 601 of Regulation SB, the following exhibits are included herein or incorporated by reference.

Exhibit
Number	Description

(3)	Articles of Incorporation and By-laws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on January 11, 2007).

3.2	Bylaws (incorpor.ated by reference from our Registration Statement on Form SB-2 Filed on January 11, 2007).

3.3	Articles of Merger filed with the Nevada Secretary of State on May 29, 2007 (incorporated by reference from our Current Report on Form 8-K filed on June 16, 2007).

3.4	Certificate of Change filed with the Nevada Secretary of State on May 29, 2007 (incorporated by reference from our Current Report on Form 8-K filed on June 16, 2007).

(10)	Material Contracts

10.1	Employment Agreement dated June 22, 2007, between our company and Terry Fitzgerald incorporated by reference from our Current Report on Form 8-K filed on June 25, 2007).

10.2	Letter of Intent dated June 25, 2007, between our company and Dussault Jeans Inc. (incorporated by reference from our Current Report on Form 8-K filed on July 2, 2007).

10.3	Letter of Intent dated November 5, 2007 between our company and Dussault Jeans Inc. (incorporated by reference from our Current Report on Form 8-K filed on November 5, 2007).

10.4	Consulting Agreement dated July 19, 2007, between our company and Jason Sundar (incorporated by reference from our Annual Report on Form 10-KSB filed on February 13, 2008).

10.5	Consulting Agreement dated July 19, 2007, between our company and Robert Mintak (incorporated by reference from our Annual Report on Form 10-KSB filed on February 13, 2008).

10.6	Bridge Loan Agreement dated July 19, 2007, between our company and Dussault Jeans Inc. (incorporated by reference from our Current Report on Form 8-K filed on August 1, 2007).

Exhibit
Number	Description

10.7	Bridge Loan Agreement dated April 16, 2008, between our company and Dayton Boot Co. Ent. Ltd. (incorporated by reference from our Current Report on Form 8-K filed on April 23, 2008).

(31)	Section 302 Certification

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

(32)	Section 906 Certification

32.1*	Section 906 Certification of Chief Executive Officer.

32.2*	Section 906 Certification of Chief Financial Officer.

* Filed herewith.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit fees

The aggregate fees billed for the two most recently completed fiscal periods ended October 31, 2008 and October 31, 2007 for professional services rendered by John Kinross Kennedy – Certified Public Accountant for the audit of our annual consolidated financial statements, quarterly reviews of our interim consolidated financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended October 31, 2008 ($)	Year Ended October 31, 2007 ($)
Audit Fees and Audit Related Fees	8,900.00	6,500
Tax Fees	1,047.25	Nil
All Other Fees	Nil	1,300
Total	9,947.25	7,800

Audit Fees. Consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim consolidated financial statements included in quarterly reports, services performed in connection with filings with the Securities and Exchange Commission and related comfort letters and other services that are normally provided by John Kinross Kennedy , Certified Public Accountant for the fiscal years ended October 31, 2008 and October 31, 2007 in connection with statutory and regulatory filings or engagements.

Tax Fees. Consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

We do not use John Kinross Kennedy, for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage John Kinross Kennedy to provide compliance outsourcing services.

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

DUSSAULT APPAREL INC.

/s/ Terry Fitzgerald
By:   Terry Fitzgerald
         Chief Executive Officer and President
         Principal Executive Officer,
         Date: March 17, 2009.

By:   /s/ Robert Mintak
         Robert Mintak
         Chief Financial Officer
         Principal Financial Officer and Principal Accounting Officer,
         Date: March 17, 2009.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Terry Fitzgerald
By:   Terry Fitzgerald
         Chief Executive Officer and President
         Principal Executive Officer,
         Date: March 17, 2009.

By:   /s/ Jason Dussault
         Jason Dussault
         Director
         Date: March 17, 2009.