Form 10-Q
period 2009-01-31
Dussault Apparel Inc.
filed 2009-03-23
CIK 1383756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2009

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to _________________

Commission File Number 000-52452

DUSSAULT APPAREL INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0513727
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2250 East Hastings Street, Vancouver BC	V5L 1V4
(Address of principal executive offices)	(Zip Code)

604.569.2619
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[ X ] YES [ ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ X ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
[ ] YES [ X ] NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
[ ] YES [ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 60,287,000 common shares issued and outstanding as of March 13, 2009

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

DUSSAULT APPAREL INC.
(A Development Stage Company)
Balance Sheet
as at January 31,

	January 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current Assets
Cash	$198,151	$163,214
Accounts Receivable		59,186
Inventory	54,348	181,847

Total Current Assets	$252,499	$404,247

Notes Receivable	293,000	293,000

Property and Equipment, net	8,953	51,515

Other Assets
Deposits	23,851	23,851

Total Assets	$578,303	$772,613

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable and accrued liabilities	$28,179	$6,437

Total Current Liabilities		6,437

Stockholders' Equity
Common Stock, $0.001 par value; authorized
75,000,000 shares; issued and outstanding
51,687,000 shares as at October 31, 2008
56,487,000 shares as at October 31, 2007	51,687	51,687
Additional Paid-In Capital	10,817,555	10,817,555
Accumulated other comprehensive loss	(216,050)	(21,194)
Accumulated deficit during the development stage	(10,103,066)	(10,081,872)

Total Stockholders' Equity	550,125	766,176

Total Liabilities and Stockholders' Equity	$578,303	$772,613

The accompanying notes are an integral part of these financial statements

DUSSAULT APPAREL INC.
(A Development Stage Company)
Statement of Operations
(Unaudited)

			For the period
			Aug. 1 2006
	For the three months ended		(inception) to
	January 31,		January 31,
	2009	2008	2009
Revenue	$257,391	$145,976	$905,119

Cost of Sales	207,601	154,683	469,729
Operating Income	49,790	(8,707)	435,390

Selling Costs
Marketing			20,000
Advertising	19,468		73,885
Samples	82,554		143,123
Development - Vancouver	33,287		762,370
	135,309	-	999,378
General and Administrative Expenses:
Salaries & Wages	18,750	100,033	349,292
Professional Fees	36,503	26,685	347,379
Occupancy Costs	7,500		35,466
Warehousing	3,824		85,374
Design	3,541		17,891
Depreciation		565,315	35,413
Retail Launch			5,777,175
Other Administrative Exp.	74,594		1,234,005
	144,712	692,033	7,881,995
Non-Recurring Items
Inventory markdown		-	1,791,526
Total Expenses	280,021	692,033	10,672,899
Net Loss	(230,231)	(700,740)	(10,237,509)
Currency translation
adjustment	14,181	-	(35,375)

Comprehensive income (loss)	$(216,050)	$(700,740)	$(10,272,884)

Loss Per Common Share:
Basic and diluted	$(0.004)	$(0.012)

Weighted average shares outstanding,
basic and diluted	51,687,000	56,487,000

The accompanying notes are an integral part of these financial statements

DUSSAULT APPAREL INC.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

			For the period
			Aug. 1 2006
	For the three months ended		(inception) to
	January 31,		January 31,
	2009	2008	2008
Cash flows from operating activities:
Net loss	$(216,051)	$(700,740)	$(916,791)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	(28,026)
Stock issued for services
Contribution of capital assets
Change in operating assets and liabilities:
Accounts receivable	59,186	19,669
Accounts payable	21,741	13,870
Inventory	127,500	88,855
Deposits			(23,851)
Net cash (used by)
operating activities	(35,650)	(578,346)	(940,642)
Cash flows from investing activities:
Purchase of equipment		(37,444)	(88,428)
Writedown/Abandonment of fixed assets	70,587	56,716
Net cash (used by) investing
activities	70,587	19,272	(88,428)
Cash flows from financing activities:
Loan to Dayton Boots			(293,000)
Subscription received		410,745
Common stock issued for cash			4,930,000
Net cash (used by) provided
by financing activities	-	410,745	4,637,000
Effect of exchange rates			`
on cash			(21,194)
Net increase (decrease) in cash	34,937	(148,329)	3,586,736
Cash, beginning of the period		227,256	-
Cash, end of the period	$34,937	$78,927	$3,586,736

Supplemental cash flow disclosure:
Interest paid	-	-	-
Taxes paid	-	-	-

The accompanying notes are an integral part of these financial statements

DUSSAULT APPAREL INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
January 31, 2009

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

Current Business of the Company

The Company opened a retail clothing and accessory store on Melrose Avenue in Los Angeles in November, 2007. Designs were produced in the Vancouver, Canada office, manufactured in China and warehoused in Los Angeles. The Company closed this store in November, 2008 in the wake of declining sales and current economic conditions. The Company continues to wholesale its products to retail outlets as well as sports organizations throughout the U.S. and Canada.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING P0LICIES

Basis of Preparation

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and with the instructions to Form 10-QSB as promulgated by the Securities and Exchange Commission (“SEC”).

These financial statements include all adjustments that in the opinion of management are necessary to present fairly the financial position, results of operations and cash flows for the year months ended January 31, 2009. All adjustments are of a normal recurring nature.

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

Fair Value of Financial Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures About Fair Value of Financial Instruments.” SFAS No. 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company’s financial instruments as of January 31, 2009 approximate their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts payable and accrued expenses. The fair value of related party payables is not determinable.

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

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company as at January 31, 2009 had not established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.

As shown in the accompanying financial statements, the Company incurred a net loss of $216,050 in the three months ended January 31, 2009. The Corporation had an increase cash flow of $34,937in the same period due to bulk sales. The Company closed its retail outlet in November 2008 and its ability to continue as a going concern is dependent on the successful stimulation of wholesale sales or in other areas in order to fund operating losses and become profitable. If the Company is unable to make it profitable, the Company could be forced to cease development of operations. Management cannot provide any assurances that the Company will be successful in its retail operation. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7. SFAS. No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things. Management has defined inception as August 1, 2006. Since inception, the Company has incurred operating losses totaling $10,272,884. The Company’s working capital has been generated through the sales of common stock. Management has provided financial data since August 1, 2006 “Inception” in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

Accounts Receivable

An accounting policy for allowance for doubtful accounts has not been established because of insufficient experience.

Inventory

Inventories are stated at the lower of cost or market value. Market value represents net realizable value. Inventories are priced by the Retail Inventory (average cost) method in a perpetual inventory system. On October 1, 2008 inventory was marked down by $1,791,526 to net realizable value of $181,847.50. Sales since the beginning of the year have reduced inventory to $54,348.

Property and Equipment

Fixtures and equipment are stated at cost less accumulated depreciation at cost and depreciated using straight line methods over the estimated useful lives of the related assets ranging from 7 to 10 years. Maintenance and repairs are expensed currently. Leasehold improvements at the Los Angeles store were written off at the closure of the store in November, 2008. Fixtures and equipment itotal $70,587 net of accumulated depreciation of $28,026 as at January 31, 2009.

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

Note Receivable

On April 16, 2008 the Company entered into a bridge loan agreement under a promissory note from Dayton Boot Co. Enterprises Ltd. of Vancouver, Canada for $300,000. The terms are that the principal amount, plus 6% simple interest, will be due and payable when a transaction is concluded between the two parties, or December 31, 2008, the earlier. The sum was advanced in Canadian funds, equating to USD 293,000. The note is accompanied by restrictions on Dayton Boot regarding the acquisition of stock or votes or control of the Company or selling its stock to the Company. The note was extended for an additional 12 months

Loss Per Share

Net loss per share is calculated in accordance with SFAS 128, Earnings Per Share, for the periods presented. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. The Company has no potentially dilutive securities as of January 31, 2009.

On June 11, 2007 a forward stock split of Common Stock occurred on a 14 for 1 basis.

The loss per share for the periods presented has been calculated accordingly, giving retroactive effect to the forward stock split.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months ended January 31, 2009 and 2008:

	2009	2008
Basic and diluted net loss per share:
Numerator
Comprehensive Net (Loss)	$ (216,050)	$ (700,740)

Denominator
Basic and diluted weighted average
number of shares outstanding	56,487,000	56,487,000

Basic and Diluted Net Loss Per Share	$ (0.004)	$ (0.012)

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

NOTE 3 - COMMITMENTS AND CONTINGENCIES

There were no contingent liabilities as at January 31, 2009.

NOTE 4 – CAPITAL STRUCTURE

Common Stock Transactions during the period from inception August 1, 2006 through January 31, 2009:

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

As of January 31, 2009 the Company had authorized 75,000,000 shares of $0.001 par value common stock, of which 51,687,000 shares were issued and outstanding.

NOTE 6 – LEGAL PROCEEDINGS

There were no legal proceedings against the Company with respect to matters arising in the ordinary course of business. Neither the Company nor any of its officers or directors is involved in any other litigation either as plaintiffs or defendants, and have no knowledge of any threatened or pending litigation against them or any of the officers or directors.

NOTE 7 – SUBSEQUENT EVENTS

Nil

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report, particularly in the section entitled "Risk Factors".

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "CDN$" refer to Canadian dollars and all references to "common stock" refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us” and “our” refer to Dussault Apparel Inc. and our wholly-owned subsidiaries, unless the context clearly requires or states otherwise.

Corporate Overview

The address of our principal executive office is 2250 East Hastings Street, Vancouver, BC V5L 1V4. Our telephone number is (604) 569 - 2619.

Our common stock is quoted on the OTC Bulletin Board under the symbol “DUSS”.

Corporate History

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

On June 25, 2007, we entered in a non-binding letter of intent with Dussault Jeans Inc., pursuant to the letter of intent we agreed to negotiate the terms of a formal agreement for a business combination between the two companies. On November 5, 2007, we entered into a revised non-binding letter of intent with Dussault Jeans Inc. The revised letter of intent replaced and superseded our previous letter of intent with Dussault Jeans Inc. dated June 25, 2007.

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

Our Current Business

Our principal products are limited edition high fashion streetwear, specifically hoodies. We design, market, distribute and sell our products under the Dussault Custom Ink trademark. Our products are sold in Canada and abroad to upscale retailers and boutiques and we also produce private collections for custom orders. Samples of our products can be viewed on our website located at www.Dussaultapparel.com.

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

Our products can be found in major Canadian cities. Our products are sold to fashion conscious, affluent customers who shop in high-end boutiques and stores to customers who want to wear and be seen in the latest, trendiest streetwear.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending January 31, 2010.

Corporate Offices

Our principal office is located at 2250 East Hastings Street, Vancouver, BC V5L 1V4. We sublease space at this location from Dayton Boot Co. Ltd. for $2,500 per month, on a month to month basis. We believe that this space is sufficient to meet our present needs and do not anticipate any difficulty in securing alternative or additional space, as needed, on terms acceptable to us.

Employees

Currently, our only employees are our directors and officers, who include Terry Fitzgerald, our President and Chief Executive Officer, Jason Dussault, our Secretary and Treasurer, Robert Mintak, our Chief Operating Officer and Chief Financial Officer and Jason Sundar, our VP Corporate Finance.

We expect to hire no new employees over the next 12 month period.

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

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of our company’s financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions and could have a material effect on the reported amounts of our company’s financial position and results of operations.

Fair Value of Financial Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures About Fair Value of Financial Instruments.” SFAS No. 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of our company’s financial instruments as of January 31, 2009 approximate their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts payable and accrued expenses. The fair value of related party payables is not determinable.

Financial instruments

Our financial instruments consist of cash and cash equivalents, accounts payable and accrued liabilities, amounts due to officers and directors. The fair value of these financial instruments approximate their carrying value due to the short maturities of these instruments, unless otherwise noted.

Income Taxes

Our company utilizes SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company generated deferred tax credits through net operating loss carryforwards. However, a valuation allowance of 100% has been established, as the realization of the deferred tax credits is not reasonably certain, based on going concern considerations outlined below.

Development-Stage Company

Our company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7. SFAS. No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things. Management has defined inception as August 1, 2006. Since inception, our company has incurred operating losses totaling $10,272,884. Our working capital has been generated through the sales of common stock. Management has provided financial data since August 1, 2006 “Inception” in the financial statements, as a means to provide readers of our company’s financial information to make informed investment decisions.

Accounts Receivable

An accounting policy for allowance for doubtful accounts has not been established because of insufficient experience.

Property and Equipment

Fixtures and equipment are stated at cost less accumulated depreciation at cost and depreciated using straight line methods over the estimated useful lives of the related assets ranging from 7 to 10 years. Maintenance and repairs are expensed currently. Leasehold improvements at the Los Angeles store were written off at the closure of the store in November, 2008. Fixtures and equipment total $70,587 net of accumulated depreciation of $28,026 as at January 31, 2009.

Our company reviews the carrying value of long-term assets to be held and used when events and circumstances warrant such a review. If the carrying value of a long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair market value. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. The cost of normal maintenance and repairs is charged to operations as incurred. Major overhaul that extends the useful life of existing assets is capitalized. When equipment is retired or disposed, the costs and related accumulated depreciation are eliminated and the resulting profit or loss is recognized in income.

Loss Per Share

Net loss per share is calculated in accordance with SFAS 128, Earnings Per Share, for the periods presented. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Our company has no potentially dilutive securities as of January 31, 2009.

On June 11, 2007 a forward stock split of Common Stock occurred on a 14 for 1 basis.

The loss per share for the periods presented has been calculated accordingly, giving retroactive effect to the forward stock split.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months ended January 31, 2009 and 2008:

	2009	2008
Basic and diluted net loss per share:
Numerator
Comprehensive Net (Loss)	$ (216,050)	$ (700,740)

Denominator
Basic and diluted weighted average
number of shares outstanding	56,487,000	56,487,000

Basic and Diluted Net Loss Per Share	$ (0.004)	$ (0.012)

Going Concern

We have suffered recurring losses from operations and are dependent on our ability to raise capital from stockholders or other sources to meet our obligations and repay our liabilities arising from normal business operations when they become due. In their report on our audited financial statements for the year ended October 31, 2008, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosure describing the circumstances that lead to this disclosure by our independent auditors.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended January 31, 2009 which are included herein.

Three month Summary ended January 31, 2009 and 2008

	Three Months Ended
		January 31
	2009	2008
Sales	$257,391	$145,976
Cost of Sales	$207,601	$154,683
Operating Expenses	$280,021	$692,033
Net Loss	$(216,050)	$(700,740)

Sales

Our sales for the three months ended January 31, 2009 were $257,391, compared to our sales for the three months ended January 31, 2008, which were $145,976, representing approximately a 76% increase. The increase in sales is due to release of 2009 collection and bulk sale to Major League Sports Players Union.

Cost of Sales

Our cost of sales for the three months ended January 31, 2009 was $207,604 (80% of product sales), compared to our cost of sales for the three months ended January 31, 2008, which was $154,683 (106% of product sales). The increase in our cost of sales is mainly due to production of samples and marketing material. Cost of sales includes silk screening, embroidery, production., raw materials , printing, freight. We expect that our cost of sales will decrease over the next twelve months, mainly due to sampling and literature support in place related to these sales.

Future cost of sales may be impacted by, the effects of inflation and changing prices from our suppliers and fluctuations in foreign currency rates as certain costs are incurred in foreign currencies.

Total Operating Costs

Our total operating expenses consist of salaries and wages, professional fees and general and administrative costs. For the three months ended January 31, 2009, our total operating expenses were $144,712 while they were $692,033 for the three months ended January 31, 2008. The decrease in our total operating costs in mainly due to a reduction in salaries and wages and depreciation. We expect to continue to increase our business activities, but we expect our total operating expenses to continue to decrease over the coming twelve months.

Liquidity and Financial Condition

Working Capital

	At	At
	January 31,	October 31,
	2009	2008
Current assets	$252,499	$404,247
Current liabilities	$28,179	$6,437
Working capital	$224,320	$397,810

Cash Flows

		Three Months Ended
		January 31,	January 31,
		2009	2008
Net Cash Used in Operating Activities		$(35,650)	$(578,346)
Net Cash Used in Investing Activities		$70,587	$19,272
Net Cash Proved by Financing Activities	$	Nil	$410,745
Net increase (decrease) in cash during period		$34,937	$(148,329)

We had cash in the amount of $198,151 as of January 31, 2009 as compared to $163,214 as of October 31, 2008. We had a working capital surplus of $224,320 as of January 31, 2009 compared to a working capital surplus of $397,810 as of October 31, 2008.

Our principal source of funds has been cash flows from private placement financings.

Future Financings

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

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

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

Our company does not believe that the adoption of the above recent pronouncements will have a material effect on our consolidated financial position, results of operations, or cash flows.

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (also our principal executive officer) and our chief financial officer (also our principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As of January 31, 2009, the end of our first quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our chief financial officer (also our principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our chief financial officer (also our principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended January 31, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

OTHER INFORMATION

Item 1. Legal Proceedings

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder are an adverse party or has a material interest adverse to us.

Item 1A. Risk Factors

Much of the information included in this annual report includes or is based upon estimates, projections or other “forward looking statements”. Such forward looking statements include any projections and estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

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

To date we have had minimal cash flows from operations and we have been dependent on sales of our equity securities to meet our cash requirements. As of January 31, 2009, we had working capital surplus of $224,320. We do not expect positive material cash flow from operations in the near term. We have estimated that we may require up to $250,000 to carry out our plan in regards to retail fashion during the twelve month period ended January 31, 2010. However, there is no assurance that actual cash requirements will not exceed our estimates.

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

Changes in trends may cause uncertainties with respect to the growth of our company and can effect our ability to generate revenues.

Our ability to generate revenues in the future is dependent on whether we successfully develop our products and create a marketable product and license or otherwise commercialize our products. We cannot predict whether or when this may happen and this causes uncertainty with respect to the growth of our company and our ability to generate revenues.

Our revenues are influenced by general economic cycles, a continued or sustained rise in oil prices could adversely affect consumer spending and demand for our products and also increase our operating costs, both of which could adversely affect our business and financial condition.

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

We face a variety of competitive challenges from jeanswear and casual apparel marketers, fashion-oriented apparel marketers, vertically integrated specialty stores and retailers of private-label products. Some of these competitors have greater financial and marketing resources than we do and may be able to adapt to changes in consumer preferences or retail requirements more quickly, devote greater resources to the building and sustaining of their brand equity and the marketing and sale of their products or adopt more aggressive pricing policies than we can. As a result, we may not be able to compete as effectively with them and may not be able to maintain or grow the equity of and demand for our brand. Increased competition in the worldwide apparel industry — including from international expansion of vertically integrated specialty stores, from department stores, chain stores and mass channel retailers developing exclusive labels, and from well-known and successful non-apparel brands expanding into jeans and casual apparel — could reduce our sales and adversely affect our business and financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 7, 2008, we closed a private placement consisting of 6,925,000 units of our securities (the “Units”) at a price of US $0.20 per Unit for aggregate proceeds of $1,385,000. Each Unit consists of one common share of the company (the “Share”), one-half of one non-transferable common share purchase warrant (each whole share purchase warrant, a “Series A Warrant”) and one-half of one non-transferable common share purchase warrant (each whole share purchase warrant, a “Series B Warrant”). We paid a finder’s fee of $100,000 to Jason Sundar, an officer of our company, in relation to this private placement.

Each whole Series A Warrant entitles the holder, on exercise thereof, to purchase one common share of the company (each, a “Series A Warrant Share”) at a price of US$0.30 at any time until the close of business on the day which is 24 months from the date on which the Units are issued.

Each whole Series B Warrant entitles the holder, on exercise thereof, to purchase one common share of the company (each, a “Series B Warrant Share”) at a price of US$0.60 at any time until the close of business on the day which is 24 months from the date on which the Units are issued. The Series B Warrants are only exercisable following the exercise of all the Series A Warrants held by such holder.

We issued 5,225,000 Units to 22 non-US persons pursuant to an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

We issued 1,700,000 Units to 4 US persons pursuant to the exemption from registration provided for under Rule 506 of Regulation D, promulgated under the United States Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description

(3)	Articles of Incorporation and By-laws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on January 11, 2007).

3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 Filed on January 11, 2007).

3.3	Articles of Merger filed with the Nevada Secretary of State on May 29, 2007 (incorporated by reference from our Current Report on Form 8-K filed on June 16, 2007).

3.4	Certificate of Change filed with the Nevada Secretary of State on May 29, 2007 (incorporated by reference from our Current Report on Form 8-K filed on June 16, 2007).

Exhibit
Number	Description

(10)	Material Contracts

10.1	Employment Agreement dated June 22, 2007, between our company and Terry Fitzgerald incorporated by reference from our Current Report on Form 8-K filed on June 25, 2007).

10.2	Letter of Intent dated June 25, 2007, between our company and Dussault Jeans Inc. (incorporated by reference from our Current Report on Form 8-K filed on July 2, 2007).

10.3	Letter of Intent dated November 5, 2007 between our company and Dussault Jeans Inc. (incorporated by reference from our Current Report on Form 8-K filed on November 5, 2007).

10.4	Consulting Agreement dated July 19, 2007, between our company and Jason Sundar (incorporated by reference from our Annual Report on Form 10-KSB filed on February 13, 2008).

10.5	Consulting Agreement dated July 19, 2007, between our company and Robert Mintak (incorporated by reference from our Annual Report on Form 10-KSB filed on February 13, 2008).

10.6	Bridge Loan Agreement dated July 19, 2007, between our company and Dussault Jeans Inc. (incorporated by reference from our Current Report on Form 8-K filed on August 1, 2007).

10.7	Bridge Loan Agreement dated April 16, 2008, between our company and Dayton Boot Co. Ent. Ltd. (incorporated by reference from our Current Report on Form 8-K filed on April 23, 2008).

(31)	Section 302 Certification

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

(32)	Section 906 Certification

32.1*	Section 906 Certification of Chief Executive Officer.

32.2*	Section 906 Certification of Chief Financial Officer.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUSSAULT APPAREL INC.
(Registrant)

Dated: March 23, 2009	/s/ Terry Fitzgerald
Terry Fitzgerald
Chief Executive Officer and President
(Principal Executive Officer)

Dated: March 23, 2009	/s/ Robert Mintak
Robert Mintak
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)