Form 10-Q
period 2009-04-30
Dussault Apparel Inc.
filed 2009-06-18
CIK 1383756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________________ to ______________________________

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
[X] YES    [   ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
[   ] YES    [X] NO

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
60,287,000 common shares issued and outstanding as of June 18, 2009

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

DUSSAULT APPAREL INC.
(A Development Stage Company)
Balance Sheet

	April 30,	October 31,
	2009	2008
ASSETS	(Unaudited)
Current Assets
Cash	$191,696	$163,214
Accounts Receivable	750	59,186
Inventory	11,044	181,847
Total Current Assets	203,490	404,247

Notes Receivable	299,477	293,000

Property and Equipment, net	-	51,515

Other Assets
Deposits	23,851	23,851

Total Assets	$526,818	$772,613

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable and accrued liabilities	$21,651	$6,437
Subscription Received	5,000	-
Total Current Liabilities	26,651	6,437

Long Term Debt	12,492	-

Total Liabilities	39,143	6,437

Stockholders' Equity
Common Stock, $0.001 par value; authorized
75,000,000 shares; issued and outstanding
51,687,000 shares as at October 31, 2008
56,487,000 shares as at October 31, 2007	51,687	51,687
Additional Paid-In Capital	10,817,555	10,817,555
Accumulated other comprehensive loss	(7,035)	(21,194)
Accumulated deficit during the development stage	(10,374,532)	(10,081,872)

Total Stockholders' Equity	487,675	766,176

Total Liabilities and Stockholders' Equity	$526,818	$772,613

The accompanying notes are an integral part of these financial statements

DUSSAULT APPAREL INC.
(A Development Stage Company)
Statement of Operations
(Unaudited)

					For the period
					Aug. 1 2006
	For the three months ended		For the six months ended		(inception) to
	April 30,		April 30,		April 30
	2009	2008	2009	2008	2009
Revenue	$142,399	$129,430	$399,790	$280,248	$1,047,518
Cost of Sales	60,239	41,418	267,840	145,724	529,968
Operating Income	82,160	88,012	131,950	134,524	517,550

Selling Costs
Marketing		-	-	-	20,000
Advertising	41,571	-	61,039	-	115,456
Samples	4,002	-	86,556	-	147,125
Development - Vancouver	38,747	96,297	83,359	221,199	812,442
	84,320	96,297	230,954	221,199	1,095,023
General and Administrative Expenses:
Salaries & Wages	11,250	43,843	30,000	143,876	360,542
Professional Fees	46,798	18,012	83,301	44,697	394,177
Occupancy Costs	-	-	-	-	27,966
Warehousing	-	-		-	81,550
Design	-	-	3,897	-	18,247
Depreciation	-	1,500	-	1,500	35,413
Retail Launch	-	-	-	-	5,777,175
Other Administrative Exp.	11,383	65,041	85,651	560,673	1,319,656
	69,431	128,396	202,849	750,746	8,014,726
Non-Recurring Items
Inventory markdown	-	-		-	1,791,526
Total Expenses	153,751	224,693	433,803	971,945	10,901,275
Other Income
Gain on Sale of Assets	9,193	-	9,193	-	9,193
Net Loss	(62,398)	(136,681)	(292,660)	(837,421)	(10,374,532)
Currency translation
adjustment	(22)	-	14,159	-	(7,035)

Comprehensive income (loss)	$(62,420)	$(136,681)	(278,501)	$(837,421)	$(10,381,567)

Loss Per Common Share:
Basic and diluted	$(0.001)	$(0.002)	$(0.006)	$(0.015)
Weighted average shares outstanding,
basic and diluted	51,687,000	56,487,000	51,687,000	56,487,000

The accompanying notes are an integral part of these financial statements

DUSSAULT APPAREL INC.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

					For the period
					Aug. 1 2006
	For the three months ended		For the six months ended		(inception) to
	April 30,		April 30,		April 30,
	2009	2008	2009	2008	2009

Cash flows from operating activities:
Net loss	$(62,398)	$(136,681)	$(292,660)	$(837,421)	$(10,374,532)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation		1,500		1,500
Stock issued for services					5,272,000
Contribution of capital assets					667,242
Change in operating assets and liabilities:
Accounts receivable	(750)		58,436	19,670	(750)
Accounts payable	17,965	(5,494)	15,214	3,534	21,651
Inventory	43,303	(36,468)	170,803	54,932	(11,044)
Deposits					(23,851)
Net cash (used by)
operating activities	(1,880)	(177,143)	(48,207)	(757,785)	(4,449,284)

Cash flows from investing activities:
Sale (Purchase) of equipment	8,924	(77,145)	51,515	(55,577)	-
Start-Up costs
Net cash (used by) investing
activities	8,924	(77,145)	51,515	(55,577)	-
Cash flows from financing activities:
Loan to Dayton Boots	(18,477)	(18,477)	(6,477)		(299,477)
Proceeds of Loan			12,492		12,492
Subscription received	5,000	678,423	5,000	1,089,168	5,000
Common stock issued for cash					4,930,000
Net cash (used by) provided
by financing activities	(13,477)	678,423	11,015	1,089,168	4,648,015

DUSSAULT APPAREL INC.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

					For the period
					Aug. 1 2006
	For the three months ended		For the six months ended		(inception) to
	April 30,		April 30,		April 30,
	2009	2008	2009	2008	2009

Effect of exchange rates
on cash	(22)		14,159		(7,035)
Net increase (decrease) in cash	(6,455)	424,135	28,482	275,806	191,696
Cash, beginning of the period	198,151	78,927	163,214	227,256	-

Cash, end of the period	$191,696	$503,062	$191,696	$503,062	$191,696

Supplemental cash flow disclosure:
Interest paid	-	-	-	-	-
Taxes paid	-	-	-	-	-

The accompanying notes are an integral part of these financial statements

DUSSAULT APPAREL INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
April 30, 2009

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

Current Business of the Company

The Company opened a retail clothing and accessory store on Melrose Avenue in Los Angeles in November, 2007. Designs were produced in the Vancouver, Canada office, manufactured in China and warehoused in Los Angeles. The Company closed this store in November, 2008 in the wake of declining sales and current economic conditions. The Company continues to wholesale to retail outlets as well as to sports organizations throughout the U.S. and Canada.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING P0LICIES

Basis of Preparation

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and with the instructions to Form 10-QSB as promulgated by the Securities and Exchange Commission (“SEC”).

These financial statements include all adjustments that in the opinion of management are necessary to present fairly the financial position, results of operations and cash flows for the six months ended April 30, 2009. All adjustments are of a normal recurring nature.

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

Fair Value of Financial Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures About Fair Value of Financial Instruments.” SFAS No. 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company’s financial instruments as of April 30, 2009 approximate their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts payable and accrued expenses. The fair value of related party payables is not determinable.

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

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company as at April 30, 2009 had not established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.

As shown in the accompanying financial statements, the Company incurred a net loss of $62,398 in the six months ended April 30, 2009. The Corporation, however, had a positive cash flow of $28,482 in the same period, primarily from the sale of equipment and borrowings. The Company closed its retail outlet in November 2008. Its ability to continue as a going concern is dependent on the successful stimulation of wholesale sales or in other areas in order to fund operating losses and become profitable. If the Company is unable to make it profitable, the Company could be forced to cease development of operations. Management cannot provide any assurances that the Company will be successful in its retail operation. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7. SFAS. No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things. Management has defined inception as August 1, 2006. Since inception, the Company has incurred operating losses totaling $10,374,532. The Company’s working capital has been generated through the sales of common stock and liquidation of inventory. Management has provided financial data since August 1, 2006 “Inception” in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

Inventory

Inventories are stated at the lower of cost or market value. Market value represents net realizable value. Inventories are priced by the Retail Inventory (average cost) method in a perpetual inventory system. On October 1, 2008 inventory was marked down by $1,791,526 to net realizable value of $181,847.50. Wholesale sales since the beginning of the fiscal year have reduced inventory to $11,044.

Note Receivable

On April 16, 2008 the Company entered into a bridge loan agreement under a promissory note from Dayton Boot Co. Enterprises Ltd. of Vancouver, Canada for $C 300,000. The terms were that the principal amount, plus 6% simple interest, would be due and payable when a merger transaction was concluded between the two parties, or December 31, 2008, the earlier. The anticipated merger did not take place. Terms of a payout are being negotiated and interest is not accrued, being unlikely to be paid.

The sum was advanced in Canadian funds, equating to USD 293,000. The note is accompanied by restrictions on Dayton Boot regarding the acquisition of stock or votes or control of the Company or selling its stock to the Company. The note is being amortized by rent for offices within Dayton Boot occupied by the related Company, Dussault Apparel Inc. (Canada).

Loss Per Share

Net loss per share is calculated in accordance with SFAS 128, Earnings Per Share, for the periods presented. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. The Company has no potentially dilutive securities as of April 30, 2009.

On June 11, 2007 a forward stock split of Common Stock occurred on a 14 for 1 basis.

The loss per share for the periods presented has been calculated accordingly, giving retroactive effect to the forward stock split.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months ended April 30, 2009 and 2008:

		2009	2008
Basic and diluted net loss per share:
Numerator
Comprehensive Net (Loss)		$(278,501)	$(837,421)

Denominator
Basic and diluted weighted average
number of shares outstanding		51,687,000	56,487,000

Basic and Diluted Net Loss Per Share	$	(0.006)	$(0.015)

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

On April 15, 2009, our company entered into an assignment of royalty with Jason Dussault. The assignment of royalty provides for the payment by Jason Dussault of 5% of the royalties received by him pursuant to a merchandising license agreement with Gene Simmons Company and USPA Accessories LLC for the license of “Moneybag” intellectual property and related products, pursuant to and in accordance with the terms and conditions of a merchandising license agreement. Jason Dussault has agreed to provide sales and design services under a merchandising license agreement in consideration for royalty payments from 4.5% to 7.5% of gross income from sales derived under a merchandising license agreement. From any royalty payments that may become payable to Jason Dussault, Mr. Dussault has agreed to assign to our company 5% of the gross income and has agreed to assign to our company to his rights, title and interest in and to the amount of the royalty.

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

Employees

Currently, our only employees are our directors and officers, who include Jason Dussault, our president, chief executive officer, secretary and treasurer, Robert Mintak, our chief operating officer and chief financial officer and Jason Sundar, our VP corporate finance.

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

Fair Value of Financial Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures About Fair Value of Financial Instruments.” SFAS No. 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of our company’s financial instruments as of April 30, 2009 approximate their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts payable and accrued expenses. The fair value of related party payables is not determinable.

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

Development-Stage Company

Our company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7. SFAS. No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things. Management has defined inception as August 1, 2006. Since inception, our company has incurred operating losses totaling $1,796,526. Our working capital has been generated through the sales of common stock. Management has provided financial data since August 1, 2006 “Inception” in the financial statements, as a means to provide readers of our company’s financial information to make informed investment decisions.

Inventory

Inventories are stated at the lower of cost or market value. Market value represents net realizable value. Inventories are priced by the Retail Inventory (average cost) method in a perpetual inventory system. On October 1, 2008 inventory was marked down by $1,791,526 to net realizable value of $181,847.50. Wholesale sales since the beginning of the fiscal year have reduced inventory to $11,044.

Note Receivable

On April 16, 2008 our company entered into a bridge loan agreement under a promissory note from Dayton Boot Co. Enterprises Ltd. of Vancouver, Canada for $C 300,000. The terms were that the principal amount, plus 6% simple interest, would be due and payable when a merger transaction was concluded between the two parties, or December 31, 2008, the earlier. The anticipated merger did not take place. Terms of a payout are being negotiated and interest is not accrued, being unlikely to be paid.

The sum was advanced in Canadian funds, equating to USD 293,000. The note is accompanied by restrictions on Dayton Boot regarding the acquisition of stock or votes or control of our company or selling its stock to our company.

Loss Per Share

Net loss per share is calculated in accordance with SFAS 128, Earnings Per Share, for the periods presented. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Our company has no potentially dilutive securities as of April 30, 2009.

On June 11, 2007 a forward stock split of Common Stock occurred on a 14 for 1 basis. The loss per share for the periods presented has been calculated accordingly, giving retroactive effect to the forward stock split.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the six months ended April 30, 2009 and 2008:

	2009	2008

Basic and diluted net loss per share
Numerator	$(278,501)	$(837,421)
Comprehensive Net (Loss)

Denominator
Basic and diluted weighted average number of shares	51,687,000	56,487,000

Basic and Diluted Net Loss Per Share	$(0.006)	$(0.015)

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended April 30, 2009 which are included herein.

Three month Summary ended April 30, 2009 and 2008

	Three Months Ended
	April 30
	2009	2008
Sales	$142,399	$129,430
Cost of Sales	$60,239	$41,418
Operating Expenses	$153,751	$224,693
Net Loss	$(62,420)	$(136,681)

Sales

Our sales for the three months ended April 30, 2009 were $142,399, compared to our sales for the three months ended April 30, 2008, which were $129,430, representing approximately a 10% increase. The increase in sales is due to greater demand for the 2009 collection.

Cost of Sales

Our cost of sales for the three months ended April 30, 2009 was $60,239 (42% of product sales), compared to our cost of sales for the three months ended April 30, 2008, which was $41,418 (32% of product sales). The increase in our cost of sales is mainly due to domestic production. We expect that our cost of sales will decrease over the next twelve months, mainly due to sampling and literature support in place related to these sales.

Future cost of sales may be impacted by, the effects of inflation and changing prices from our suppliers and fluctuations in foreign currency rates as certain costs are incurred in foreign currencies.

Total Operating Costs

Our total operating expenses consist of salaries and wages, professional fees and general and administrative costs. For the three months ended April 30, 2009, our total operating expenses were $153,751 while they were $224,693 for the three months ended April 30, 2008. The decrease in our total operating costs is mainly due to a reduction in salary and wages, development costs and the reduction of administrative expenses. We expect to continue to increase our business activities, but we expect our total operating expenses to continue to decrease over the coming twelve months.

Six month Summary ended April 30, 2009 and 2008

	Six months Ended
	April 30
	2009	2008
Sales	$399,790	$280,248
Cost of Sales	$267,840	$145,724
Operating Expenses	$433,803	$971,945
Net Loss	$(278,501)	$(837,421)

Sales

Our sales for the six months ended April 30, 2009 were $399,790, compared to our sales for the six months ended April 30, 2008, which were $280,248, representing approximately a 42% increase. The increase in sales is due to liquidation of dated inventory and demand for new products.

Cost of Sales

Our cost of sales for the six months ended April 30, 2009 was $267,840 (67% of product sales), compared to our cost of sales for the six months ended April 30, 2008, which was $145,724 (52% of product sales). The increase in our cost of sales is mainly due to domestic production. We expect that our cost of sales will decrease over the next twelve months, mainly due to sampling and literature support in place related to these sales.

Future cost of sales may be impacted by, the effects of inflation and changing prices from our suppliers and fluctuations in foreign currency rates as certain costs are incurred in foreign currencies.

Total Operating Costs

Our total operating expenses consist of salaries and wages, professional fees and general and administrative costs. For the six months ended April 30, 2009, our total operating expenses were $433,803 while they were $971,945 for the six months ended April 30, 2008. The decrease in our total operating costs is mainly due to a reduction in salary and wages, development costs and the reduction of administrative expenses. We expect to continue to increase our business activities, but we expect our total operating expenses to continue to decrease over the coming twelve months.

Liquidity and Financial Condition

Working Capital

	At	At
	April 30,	October 31,
	2009	2008
Current assets	$203,490	$404,247
Current liabilities	$26,651	$6,437
Working capital	$176,839	$397,810

Cash Flows
	Six Months Ended
	April 30,	April 30,
	2009	2008
Net Cash (Used by) Operating Activities	$(48,207)	$(757,785)
Net Cash (Used by) Investing Activities	$51,515	$(55,577)
Net Cash (Used by)Provided by Financing Activities	$11,015	$1,089,168
Net increase (decrease) in cash during period	$28,482	$275,806

We had cash in the amount of $191,696 as of April 30, 2009 as compared to $163,214 as of October 31, 2008. We had a working capital surplus of $176,839 as of April 30, 2009 compared to a working capital surplus of $397,810 as of October 31, 2008.

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

Item 4T. Controls and Procedures

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

As of April 30, 2009, the end of our second quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our chief financial officer (also our principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our chief financial officer (also our principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended April 30, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

To date we have had minimal cash flows from operations and we have been dependent on sales of our equity securities to meet our cash requirements. As of April 30, 2009, we had working capital surplus of $176,839. We do not expect positive material cash flow from operations in the near term. We have estimated that we may require up to $200,000 to carry out our plan in regards to retail fashion during the twelve month period ended April 30, 2010. However, there is no assurance that actual cash requirements will not exceed our estimates.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 15, 2009, we issued 2,250,000 common shares in the capital of our company. The securities were issued as compensation for services rendered by consultants. We issued the securities to two (2) non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

None.

Item 5. Other Information

Effective April 9, 2009, Terence Fitzgerald resigned as chief executive officer, president and a director of our company and Jason Dussault was appointed chief executive officer and president of our company.

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

DUSSAULT APPAREL INC.
(Registrant)

Dated: June 18, 2009	/s/ Jason Dussault
Jason Dussault
Chief Executive Officer and President
(Principal Executive Officer)

Dated: June 18, 2009	/s/ Robert Mintak
Robert Mintak
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)