Form 10-Q
period 2009-07-31
Dussault Apparel Inc.
filed 2009-09-14
CIK 1383756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2009

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the SecuritiesExchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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
[   ] YES    [   ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site,if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[   ] YES    [   ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 66,937,000 common shares issued and outstanding as of September 4, 2009

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

DUSSAULT APPAREL INC.
(A Development Stage Company)
Balance Sheet

	2009	2008
ASSETS	(Unaudited)
Current Assets
Cash	$74,860	$163,214
Accounts Receivable	750	59,186
Inventory	11,045	181,847
Total Current Assets	86,655	404,247

Notes Receivable	272,890	293,000

Property and Equipment, net	-	51,515

Other Assets
Deposits	23,851	23,851

Total Assets	$383,396	$772,613

LIABILITIES AND STOCKHOLDERS'
EQUITY
Current Liabilities
Accounts Payable and accrued liabilities	$11,470	$6,437
Due to affiliated companies	26,503	-
Subscriptions Received	74,500	-

Total Current Liabilities	112,473	6,437

Stockholders' Equity
Common Stock, $0.001 par value; authorized
75,000,000 shares;
issued and outstanding
51,687,000 shares as at
July 31, 2009
51,687,000 shares as at
October 31, 2008	51,687	51,687
Additional Paid-In Capital	10,817,555	10,817,555
Accumulated other comprehensive loss	(6,696)	(21,194)
Accumulated deficit during the development
stage	(10,591,623)	(10,081,872)

Total Stockholders'
Equity	270,923	766,176

Total Liabilities and
Stockholders' Equity	$383,396	$772,613

DUSSAULT APPAREL INC.
(A Development Stage Company)
Statement of Operations
(Unaudited)

					For the period
					Aug. 1 2006
	For the three months ended		For the nine months ended		(inception) to
	July 31,		July 31,		July 31,
	2009	2008	2009	2008	2009
Revenue	$81,711	$131,372	$526,092	$411,619	$1,129,229
Cost of Sales	64,299	115,893	332,139	261,617	$594,267
Operating Income	17,412	15,479	193,953	150,002	534,962

Selling Costs
Marketing	-	-	-	-	20,000
Advertising	3,374	52,175	64,412	103,266	118,830
Samples	41,014	27,679	127,569	40,378	188,139
Development - Vancouver	125,161	106,035	208,520	327,233	937,603
	169,549	185,889	400,501	470,877	1,264,572
General and Administrative Expenses:
Salaries & Wages		26,827	30,000	178,278	360,542
Professional Fees	26,688	158,517	109,989	203,214	420,865
Occupancy Costs	26,587	26,580	26,587	79,740	107,713
Warehousing	-	-	-	-	81,550
Design	1,144	13,400	5,042	33,400	19,391
Depreciation	-	-	-	-	35,413
Retail Launch		-	-	-	5,777,175
Other Administrative Exp.	10,526	83,039	96,187	500,687	1,277,031
	64,945	308,363	267,805	995,319	8,079,680
Non-Recurring Items
Inventory markdown	-	-	-	-	1,791,526
Total Expenses	234,494	494,252	668,306	1,466,196	11,135,778
Other Income
Gain (Loss) Sale of Assets	-	-	(35,398)	-	9,193
Net Loss	(217,082)	(478,773)	(509,751)	(1,316,194)	(10,591,623)
Currency translation
adjustment	340	-	14,498	-	(6,696)

Comprehensive income (loss)	$(216,742)	$(478,773)	$(495,253)	$(1,316,194)	$(10,598,319)

Loss Per Common Share:
Basic and diluted	$(0.004)	$(0.008)	$(0.010)	$(0.023)
Weighted average shares outstanding,
basic and diluted	51,687,000	57,762,000	51,687,000	56,924,409

DUSSAULT APPAREL INC.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

					For the period
					Aug. 1 2006
	For the three months ended		For the nine months ended		(inception) to
	July 31,		July 31,		July 31,
	2009	2008	2009	2008	2009

Cash flows from operating activities:
Net loss	$(217,082)	$(478,773)	$(509,751)	$(1,316,194)	$(10,591,623)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation		1,500		1,500
Stock issued for services					5,272,000
Contribution of capital assets				667,242	667,242
Change in operating assets and liabilities:
Accounts receivable		(77,773)	58,436	(58,104)	(750)
Accounts payable	3,830	854	5,034	4,388	11,470
Inventory		116,511	170,803	171,443	(11,045)
Deposits					(23,851)
Net cash (used by)
operating activities	(213,252)	(437,681)	(275,478)	(529,725)	(4,676,557)

Cash flows from investing activities:
Sale (Purchase) of equipment		(22,925)	51,514	(18,502)
Purchase of other assets		(1,538)		(1,538)
Net cash (used by) investing
activities	-	(24,463)	51,514	(20,040)	-
Cash flows from financing activities:
Loan to Dayton Boots	26,587		8,109		(272,890)
Proceeds of Loans			38,503		26,503
Subscription rec'vd (converted)	69,500	(880,194)	74,500	(516,767)	74,500
Common stock issued for cash		1,275,000		1,275,000	4,930,000
Contribution of capital assets
Net cash (used by) provided
by financing activities	96,087	394,806	121,112	758,233	4,758,113

Effect of exchange rates
on cash	340		14,498		(6,696)
Net increase (decrease) in cash	(116,825)	(67,338)	(88,354)	208,468	74,860
Cash, beginning of the period	191,685	503,062	163,214	227,256	-

Cash, end of the period	$74,860	$435,724	$74,860	$435,724	$74,860

Supplemental cash flow disclosure:
Interest paid	-	-	-	-	-
Taxes paid	-	-	-	-	-

DUSSAULT APPAREL INC.
(A Development Stage Company)
Statement of Stockholders' Equity
(Unaudited)

				Accumulated
				Other	Accumulated
	Common Stock			Compre-	Deficit
			Additional	hensive	during the	Total
	Number of		Paid-In	Income	Development	Shareholders'
	Shares	Amount	Capital	(Loss)	Stage	Equity

Inception: August 1, 2006	-	$-	$-	$-	$-	$-

Aug. 31, 2006: issued stock for cash at $0.02 per
share	1,500,000	1,500	13,500			15,000
Oct31, 2006: issued stock for cash at $0.02 per
share	1,550,000	1,550	29,450			31,000
Net loss for period January 12 - October 31, 2006					(2,154)	(2,154)

Balances October 31, 2006	3,050,000	$3,050	$42,950	$-	$(2,154)	$43,846

Nov. 8, 2006: issued stock for cash at $0.02 per
share	450,000	450	8,550			9,000

Balances before 14 for 1 forward common stock
split	3,500,000	3,500	51,500		(2,154)	52,846
Jun 11, 2007: 14 for 1 forward common stock
split	45,500,000	45,500	(45,500)			-

Balances after 14 for 1 forward common stock
split	49,000,000	$49,000	$6,000	$-	$(2,154)	$52,846

Aug. 31, 2007 issued stock for services at $1.00
per share	5,272,000	5,272	5,266,728			5,272,000
Aug. 31, 2007 issued stock for cash at $1.00
per share	2,215,000	2,215	2,212,785			2,215,000
Net loss for year ended October 31, 2007					(5,921,650)	(5,921,650)
Balances at October 31, 2007	56,487,000	$56,487	$7,485,513	$-	$(5,923,804)	$1,618,196
Nov. 23, 2007: stock returned to Treasury	(13,000,000)	(13,000)	13,000			-

DUSSAULT APPAREL INC.
(A Development Stage Company)
Statement of Stockholders' Equity
(Unaudited)

				Accumulated
				Other	Accumulated
	Common Stock			Compre-	Deficit
			Additional	hensive	during the	Total
	Number of		Paid-In	Income	Development	Shareholders'
	Shares	Amount	Capital	(Loss)	Stage	Equity
April 30, 2008 contribution of Vancouver office
assets			667,242			667,242
Apr. 28, 2008 issued stock for cash at $1.00 per
share	1,275,000	1,275	1,273,725			1,275,000
Oct. 7, 2008 issued stock for cash at $1.20 per share	6,925,000	6,925	1,378,075			1,385,000
Net loss for the year ended October 31, 2008				(21,194)	(4,158,068)	(4,179,262)
Balances at October 31, 2008	51,687,000	$51,687	$10,817,555	$(21,194)	$(10,081,872)	$766,176
Net loss for the nine months ended July 31, 2009				14,498	(509,751)	(495,253)

Balances at July 31, 2009	51,687,000	$51,687	$10,817,555	$(6,696)	$(10,591,623)	$270,923

DUSSAULT APPAREL INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
July 31, 2009

Note 1 – Basis of Presentation and Nature of Operations

The interim financial statements as of and for the nine months ended July 31, 2009 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end October 31, 2008 report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the nine month period ended July 31, 2009 are not necessarily indicative of results for the entire year ending October 31, 2009.

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

Current Business of the Company

The Company opened a retail clothing and accessory store on Melrose Avenue in Los Angeles in November, 2007. Designs were produced in the Vancouver, Canada office, manufactured in China and warehoused in Los Angeles. The Company closed this store in November, 2008 in the wake of declining sales and current economic conditions. The Company continues to wholesale to retail outlets as well as to sports organizations throughout the U.S. and Canada from its Vancouver office.

Note 2 – Summary of Significant Accounting Policies

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

Fair Value of Financial Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures About Fair Value of Financial Instruments.” SFAS No. 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company’s financial instruments as of July 31, 2009 approximate their respective fair values because of the short-

term nature of these instruments. Such instruments consist of cash, accounts payable and accrued expenses. The fair value of related party payables is not determinable.

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

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company as at July 31, 2009 had not established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.

As shown in the accompanying financial statements, the Company incurred a net loss of $509,751 in the nine months ended July 31, 2009. The Company closed its retail outlet in November 2008. Its ability to continue as a going concern is dependent on the successful stimulation of wholesale sales or in other areas in order to fund operating losses and become profitable. If the Company is unable to make it profitable, the Company could be forced to cease development of operations. Management cannot provide any assurances that the Company will be successful in its retail operation. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7. SFAS. No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things. Management has defined inception as August 1, 2006. Since inception, the Company has incurred operating losses totaling $10,591,623. The Company’s working capital has been generated through the sales of common stock and liquidation of inventory. Management has provided financial data since August 1, 2006 “Inception” in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

Inventory

Inventories are stated at the lower of cost or market value. Market value represents net realizable value. Inventories are priced by the Retail Inventory (average cost) method in a perpetual inventory system. On October 1, 2008 inventory was marked down by $1,791,526 to net realizable value of $181,847.50. Wholesale sales since the beginning of the fiscal year have reduced inventory to $11,045.

Note Receivable

On April 16, 2008 the Company entered into a bridge loan agreement under a promissory note from Dayton Boot Co. Enterprises Ltd. of Vancouver, Canada for $C 300,000 in Canadian funds. The terms were that the principal amount, plus 6% simple interest, would be due and payable when a merger transaction was concluded between the two parties, or December 31, 2008, the earlier. The anticipated merger did not take place. Terms of a payout are being negotiated and interest is not accrued, being unlikely to be paid.

The bridge loan advanced in Canadian funds equated to USD $293,000. The note is accompanied by restrictions on Dayton Boot regarding the acquisition of stock or votes or control of the Company or selling its stock to the Company. The note is being amortized by rent for company offices within Dayton Boot, which are also occupied by the related Company, Dussault Apparel Inc. (Canada).

Loss Per Share

Net loss per share is calculated in accordance with SFAS 128, Earnings Per Share, for the periods presented. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. The Company has no potentially dilutive securities as of July 31, 2009.

On June 11, 2007 a forward stock split of Common Stock occurred on a 14 for 1 basis.

The loss per share for the periods presented has been calculated accordingly, giving retroactive effect to the forward stock split.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the nine months ended July 31, 2009 and 2008:

		2009	2008

Basic and diluted net loss per share
Numerator
Net (Loss)		$(509,751)	$(1,316,194)

Denominator
Basic and diluted weighted average
number of shares		51,687,000	56,924,409

Basic and Diluted Net Loss Per Share	$	(0.010)	$(0.023)

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

Effective June 11, 2007 we effected a fourteen (14) for one (1) forward stock split of our authorized, issued and outstanding shares. As a result, our authorized capital increased from 75,000,000 shares of common stock with a par value of $0.001 to 10,050,000,000 shares of common stock with a par value of $0.001. Our issued and outstanding share capital increased from 3,060,000 shares of common stock to 49,000,000 shares of common stock.

On June 25, 2007, we entered into a non-binding letter of intent with Dussault Jeans Inc., pursuant to the letter of intent we agreed to negotiate the terms of a formal agreement for a business combination between the two companies. On November 5, 2007, we entered into a revised non-binding letter of intent with Dussault Jeans Inc. The revised letter of intent replaced and superseded our previous letter of intent with Dussault Jeans Inc. dated June 25, 2007.

Under the letter of intent, both companies had the right to conduct due diligence on each other while we negotiated the terms of the formal agreement. We have not entered into a formal agreement with Dussault Jeans Inc. and the letter of intent terminated without prejudice to either party on November 30, 2007.

On November 8, 2007, we opened our first retail location on Melrose Avenue, California. Our Melrose location featured women’s and men’s Ready-To-Wear collections as well as jewelry, luggage and headwear.

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

On April 15, 2009, our company entered into an assignment of royalty with Jason Dussault, a director and officer of our company. Jason Dussault had agreed to provide sales and design services under a merchandising license agreement in consideration for royalty payments from 4.5% to 7.5% of gross income from sales derived under a merchandising license agreement. From any royalty payments that would become payable to Jason Dussault, Mr. Dussault had agreed to assign to our company 5% of the gross income and has agreed to assign to our company to his rights, title and interest in and to the amount of the royalty. We have been advised that the underlying license agreement with Gene Simmons Company and USPA Accessories LLC has been terminated. As a result we will not be receiving any assigned royalty payments.

Between May 15, 2009 and July 10, 2009, we entered into consulting agreements with four (4) consultants, wherein, each of the consultants has agreed to provide consulting services to our company. Pursuant to the terms of the consulting agreements, we have agreed to issue an aggregate of 2,750,000 restricted shares of our company’s common stock.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending July 31, 2010.

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

We do not expect to hire new employees over the next 12 month period.

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

Fair Value of Financial Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures About Fair Value of Financial Instruments.” SFAS No. 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of our company’s financial instruments as of July 31, 2009 approximate their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts payable and accrued expenses. The fair value of related party payables is not determinable.

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

Development-Stage Company

Our company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7. SFAS. No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things. Management has defined inception as August 1, 2006. Since inception, our company has incurred operating losses totaling $10,591,623. Our company’s working capital has been generated through the sales of common stock and liquidation of inventory. Management has provided financial data since August 1, 2006 “Inception” in the financial statements, as a means to provide readers of our company’s financial information to make informed investment decisions.

Inventory

Inventories are stated at the lower of cost or market value. Market value represents net realizable value. Inventories are priced by the Retail Inventory (average cost) method in a perpetual inventory system. On October 1, 2008 inventory was marked down by $1,791,526 to net realizable value of $181,847.50. Wholesale sales since the beginning of the fiscal year have reduced inventory to $11,045.

Note Receivable

On April 16, 2008 our company entered into a bridge loan agreement under a promissory note from Dayton Boot Co. Enterprises Ltd. of Vancouver, Canada for Cdn$300,000. The terms were that the principal amount, plus 6% simple interest, would be due and payable when a merger transaction was concluded between the two parties, or December 31, 2008, the earlier. The anticipated merger did not take place. Terms of a payout are being negotiated and interest is not accrued, being unlikely to be paid.

The bridge loan advanced in Canadian funds equated to USD $293,000. The note is accompanied by restrictions on Dayton Boot regarding the acquisition of stock or votes or control of our company or selling its stock to our company. The note is being amortized by rent for company offices within Dayton Boot, which are also occupied by the related Company, Dussault Apparel Inc. (Canada).

Loss Per Share

Net loss per share is calculated in accordance with SFAS 128, Earnings Per Share, for the periods presented. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Our company has no potentially dilutive securities as of July 31, 2009.

On June 11, 2007 a forward stock split of Common Stock occurred on a 14 for 1 basis.

The loss per share for the periods presented has been calculated accordingly, giving retroactive effect to the forward stock split.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the nine months ended July 31, 2009 and 2008:

		2009	2008

Basic and diluted net loss per share
Numerator
Net (Loss)		$(509,751)	$(1,316,194)

Denominator
Basic and diluted weighted average
number of shares		51,687,000	56,924,409

Basic and Diluted Net Loss Per Share	$	(0.010)	$(0.023)

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended July 31, 2009 which are included herein.

Three month Summary ended July 31, 2009 and 2008

	Three Months Ended
	July 31
	2009	2008
Sales	$81,711	$131,372
Cost of Sales	$64,299	$115,893
Operating Expenses	$234,494	$494,252
Net Loss	$(217,082)	$(478,773)

Sales

Our sales for the three months ended July 31, 2009 were $81,711, compared to our sales for the three months ended July 31, 2008, which were $131,372, representing approximately a 38% decrease. The decrease in sales is due to current economic slowdown and seasonal buying patterns.

Cost of Sales

Our cost of sales for the three months ended July 31, 2009 was $64,299 (79% of product sales), compared to our cost of sales for the three months ended July 31, 2008, which was $115,893 (88% of product sales). The decrease in our cost of sales is mainly due to outsourcing of production. We expect that our cost of sales will decrease over the next twelve months, mainly due to sampling and literature support in place related to these sales.

Future cost of sales may be impacted by, the effects of inflation and changing prices from our suppliers and fluctuations in foreign currency rates as certain costs are incurred in foreign currencies.

Total Operating Costs

Our total operating expenses consist of salaries and wages, professional fees and general and administrative costs. For the three months ended July 31, 2009, our total operating expenses were $234,494 while they were $494,252 for the three months ended July 31, 2008. The decrease in our total operating costs is mainly due to a decrease in salaries and wages, advertising, professional fees, design and other administrative expenses. We expect to continue to increase our business activities, but we expect our total operating expenses to continue to decrease over the coming twelve months.

Nine month Summary ended July 31, 2009 and 2008

	Nine months Ended
	July 31
	2009	2008
Sales	$526,092	$411,619
Cost of Sales	$332,139	$261,617
Operating Expenses	$668,306	$1,466,196
Net Loss	$(509,751)	$(1,316,194)

Sales

Our sales for the nine months ended July 31, 2009 were $526,092, compared to our sales for the nine months ended July 31, 2008, which were $411,619, representing approximately a 28% increase. The increase in sales is due to liquidation of dated inventory.

Cost of Sales

Our cost of sales for the nine months ended July 31, 2009 was $332,139 (63% of product sales), compared to our cost of sales for the nine months ended July 31, 2008, which was $261,617 (64% of product sales). The increase in our cost of sales is mainly due to domestic production. We expect that our cost of sales will decrease over the next twelve months, mainly due to sampling and literature support in place related to these sales.

Future cost of sales may be impacted by, the effects of inflation and changing prices from our suppliers and fluctuations in foreign currency rates as certain costs are incurred in foreign currencies.

Total Operating Costs

Our total operating expenses consist of salaries and wages, professional fees and general and administrative costs. For the nine months ended July 31, 2009, our total operating expenses were $668,306 while they were $1,466,196 for the nine months ended July 31, 2008. The decrease in our total operating costs is mainly due to a decrease in advertising, development – Vancouver, salaries and wages, professional fees, occupancy costs, design and other administrative expenses. We expect to continue to increase our business activities, but we expect our total operating expenses to continue to decrease over the coming twelve months.

	At	At
	July 31,	October 31,
	2009	2008
Current assets	$86,655	$404,247
Current liabilities	$112,473	$6,437
Working capital	$(25,818)	$397,810

Cash Flows

	Nine Months Ended
	July 31,	July 31,
	2009	2008
Net Cash (Used by) Operating Activities	$(275,478)	$(529,725)
Net Cash (Used by) Investing Activities	$51,514	$(20,040)
Net Cash (Used by)Provided by Financing Activities	$121,112	$728,233
Net increase (decrease) in cash during period	$(88,354)	$208,468

We had cash in the amount of $74,860 as of July 31, 2009 as compared to $163,214 as of October 31, 2008. We had a working capital deficit of $25,818 as of July 31, 2009 compared to a working capital surplus of $397,810 as of October 31, 2008.

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

As of July 31, 2009, the end of our third quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our chief financial officer (also our principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our chief financial officer (also our principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended July 31, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

To date we have had minimal cash flows from operations and we have been dependent on sales of our equity securities to meet our cash requirements. As of July 31, 2009, we had working capital deficit of $25,818. We do not expect positive material cash flow from operations in the near term. We have estimated that we may require up to $250,000 to carry out our plan in regards to retail fashion during the twelve month period ended July 31, 2010. However, there is no assurance that actual cash requirements will not exceed our estimates.

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

Our revenues are influenced by general economic cycles; a continued or sustained rise in oil prices could adversely affect consumer spending and demand for our products and also increase our operating costs, both of which could adversely affect our business and financial condition.

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

We face a variety of competitive challenges from street wear and casual apparel marketers, fashion-oriented apparel marketers, vertically integrated specialty stores and retailers of private-label products. Some of these competitors have greater financial and marketing resources than we do and may be able to adapt to changes in consumer preferences or retail requirements more quickly, devote greater resources to the building and sustaining of their brand equity and the marketing and sale of their products or adopt more aggressive pricing policies than we can. As a result, we may not be able to compete as effectively with them and may not be able to maintain or grow the equity of and demand for our brand. Increased competition in the worldwide apparel industry — including from international expansion of vertically integrated specialty stores, from department stores, chain stores and mass channel retailers developing exclusive labels, and from well-known and successful non-apparel brands expanding into jeans and casual apparel — could reduce our sales and adversely affect our business and financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 14, 2009, we issued 2,750,000 common shares in the capital of our company. The securities were issued as compensation for services pursuant to consulting agreements with four (4) consultants. We issued the securities to three (3) non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S of the Securities Act of 1933 and one (1) U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) pursuant to the exemption from registration provided for under Rule 506 of Regulation D, promulgated under the United States Securities Act of 1933, as amended.

On July 14, 2009, we issued 8,600,000 shares in the capital of our company. The securities were issued pursuant to a private placement, raising gross proceeds of $86,000. We issued the securities to six (6) non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S of the Securities Act of 1933 and one (1) U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) pursuant to the exemption from registration provided for under Rule 506 of Regulation D, promulgated under the United States Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description

(3)	Articles of Incorporation and By-laws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on January 11, 2007).

3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 Filed on January 11, 2007).

3.3	Articles of Merger filed with the Nevada Secretary of State on May 29, 2007 (incorporated by reference from our Current Report on Form 8-K filed on June 16, 2007).

3.4	Certificate of Change filed with the Nevada Secretary of State on May 29, 2007 (incorporated by reference from our Current Report on Form 8-K filed on June 16, 2007).

(10)	Material Contracts

10.1	Employment Agreement dated June 22, 2007, between our company and Terry Fitzgerald incorporated by reference from our Current Report on Form 8-K filed on June 25, 2007).

10.2	Letter of Intent dated June 25, 2007, between our company and Dussault Jeans Inc. (incorporated by reference from our Current Report on Form 8-K filed on July 2, 2007).

Exhibit
Number	Description

10.3	Letter of Intent dated November 5, 2007 between our company and Dussault Jeans Inc. (incorporated by reference from our Current Report on Form 8-K filed on November 5, 2007).

10.4	Consulting Agreement dated July 19, 2007, between our company and Jason Sundar (incorporated by reference from our Annual Report on Form 10-KSB filed on February 13, 2008).

10.5	Consulting Agreement dated July 19, 2007, between our company and Robert Mintak (incorporated by reference from our Annual Report on Form 10-KSB filed on February 13, 2008).

10.6	Bridge Loan Agreement dated July 19, 2007, between our company and Dussault Jeans Inc. (incorporated by reference from our Current Report on Form 8-K filed on August 1, 2007).

10.7	Bridge Loan Agreement dated April 16, 2008, between our company and Dayton Boot Co. Ent. Ltd. (incorporated by reference from our Current Report on Form 8-K filed on April 23, 2008).

(31)	Section 302 Certification

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

(32)	Section 906 Certification

32.1*	Section 906 Certification of Chief Executive Officer.

32.2*	Section 906 Certification of Chief Financial Officer.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUSSAULT APPAREL INC.
(Registrant)

Dated: September 14, 2009	/s/ Jason Dussault
Jason Dussault
Chief Executive Officer and President
(Principal Executive Officer)

Dated: September 14, 2009	/s/ Robert Mintak
Robert Mintak
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)