Form 10-K
period 2009-10-31
Dussault Apparel Inc.
filed 2010-03-16
CIK 1383756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2009

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [      ] to [      ]

Commission file number 000-52452

DUSSAULT APPAREL INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0513727
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2250 East Hastings Street, Vancouver, BC	V5L 1V4
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	604.569.2619

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes [   ]    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes [   ]    No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.
Yes [X]    No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [   ]    No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter)
is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company”
in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]    No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on April 30, 2009 was
$7,666,666 based on a $0.14 closing price for the Common Stock on April 30, 2009. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
67,374,000 as of March 16, 2010

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1.        Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

As used in this annual report, the terms “we”, “us”, “our”, and “Dussault” mean Dussault Apparel Inc., unless the context clearly requires or states otherwise.

Corporate Overview

The address of our principal executive office is 2250 East Hastings Street, Vancouver, BC V5L 1V4. Our telephone number is (604) 569 - 2619.

Our common stock is quoted on the OTC Bulletin Board under the symbol “DUSS”.

Corporate History

We were incorporated on August 1, 2006 in the State Nevada under the name Release Your Lease Inc. Our initial business plan was to create a web-based service for buyers and sellers of leased automobiles. Our stock was listed for trading on the OTC Bulletin Board on March 14, 2007 under the symbol “RLYL”. A decision was made by new management, to change the corporate direction of our company and to pursue opportunities in the retail fashion industry.

Effective June 11, 2007, we completed a merger with our wholly subsidiary Dussault Apparel Inc. As a result, we changed our name from “Release Your Lease Inc.” to “Dussault Apparel Inc.” We changed the name of our company to better reflect the anticipated direction and business of our company. On June 11, 2007, our symbol changed to “DUSS”. The subsidiary was created solely for the purpose of the merger and change of name.

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

On November 8, 2007, we opened our first retail location on Melrose Avenue, Los Angeles, California. Our Melrose location featured women’s and men’s Ready-To-Wear collections as well as jewelry, luggage and headwear. On October 31, 2008, we elected to close our store located on Melrose Avenue in Los Angeles,

California and ceased all operations relating to this location. Given the losses associated with our Melrose location, and the current market circumstances for retailers, management was of the view such closure was necessary to prevent further losses and conserve working capital.

On April 15, 2009, our company entered into an assignment of royalty with Jason Dussault. The assignment of royalty provides for the payment by Jason Dussault of 5% of the royalties received by him pursuant to a merchandising license agreement with Gene Simmons Company and USPA Accessories LLC for the license of “Moneybag” intellectual property and related products, pursuant to and in accordance with the terms and conditions of a merchandising license agreement. Jason Dussault has agreed to provide sales and design services under a merchandising license agreement in consideration for royalty payments from 4.5% to 7.5% of gross income from sales derived under a merchandising license agreement. From any royalty payments that may become and payable to Jason Dussault, Mr. Dussault has agreed to assign to our company 5% of the gross income and has agreed to assign to our company to his rights, title and interest in and to the amount of the royalty. We have been advised that the underlying license agreement with Gene Simmons Company and USPA Accessories LLC has been terminated. As a result we will not be receiving any assigned royalty payments.

Between May 15, 2009 and July 10, 2009, we entered into consulting agreements with four (4) consultants, wherein, each of the consultants agreed to provide consulting services to our company. Pursuant to the terms of the consulting agreements, we have agreed to issue an aggregate of 2,750,000 restricted shares of our company’s common stock.

On October 31, 2009, our company entered into a merchandising license agreement with USPA Accessories, LLC, wherein, our company agreed to provide design services under a merchandising license agreement in consideration for royalty payments of 10% of the gross income from the sales derived under a merchandising license agreement.

On November 10, 2009, our company entered into a distribution agreement with EHM Holdings for a term of two years, wherein, EHM Holdings holds distribution rights to Deuce Custom Ink brand throughout Canada.

We will continue to focus on our remaining operations and distribution arrangements and will seek additional opportunities in the apparel retail sector.

Our Current Business

Our current business is limited to the design and distribution of our apparel lines, which we do on an order by order basis. Once we receive an order from a retailer, we outsource the manufacturing of that order to third parties. Upon submission and receipt of the order the retailer is required to prepay 50% of the order, with the balance payable on delivery. When we place the order with a manufacturer for production, we pay for the manufacturing costs upon completion. We do not have any agreements in place for manufacturing, given this model. Given this order by order business model, we can function without maintaining inventory and warehousing of products. Our design functions are carried out at our head office location. Our hoodies are manufactured in Canada, our tee shirts are manufactured in the United States and our head ware is manufactured in China.

We do have distribution agreements in regards to our “Deuce” collection in Canada, and for our head ware collection in the United States. Our Deuce collection is distributed pursuant to an agreement with EHM Holdings, pursuant to which we split the gross profit margin from the product sales with them. Our head ware collection is distributed pursuant to an agreement with Concept One, pursuant to which we pay them a royalty of 10% of sales. Both agreements are non-exclusive.

At present, our products are available in approximately 200 retail locations across the United States and Canada, through approximately 40 different retailers. Of these locations, approximately 140 are Hatworld, which carries our head ware collection. Given that such retailers only carry our products on an order by order basis, we can provide no assurances that such retailers will continue to purchase and carry our products on any ongoing basis.

The Company is currently working on a snowboard and snowboard accessory collection with a tentative release of the fall 2010

Distribution Methods Of Our Products

Our products are sold in Canada and the United States through retail stores, upscale retailers, boutiques and specialty stores.

As we are in the development stage of our business, our vision is to redefine the premium apparel experience and fulfill the lofty desires of fashion-conscious customers worldwide. Our target market is broad as our brand appeals to customers anywhere between the ages of 15-50. The younger clientele appreciate the forward fashion, and trend setting edginess while our customers in their 30’s and 40’s love the quality and throwback style of the old rock generations.

Marketing

Our main method of marketing is virtual. From short films to animations and music videos, we are constantly developing and airing branded videos on YouTube.com, Myspace.com, Facebook.com and Squidoo.com. The virtual marketing method allows us to cost-effectively reach a wider market on an ongoing basis.

Our products have been featured on several television shows such as Gene Simmons’ Family Jewels and Criss Angels Mind Freak. Family Jewels has dedicated entire episodes to our brand, covering events and parties that we have hosted with some of Los Angeles hottest celebrities. Gene Simmons has also promoted us through wearing our product while appearing on the television show Are You Smarter Than A Fifth Grader, as well as numerous other television appearances.

We also utilize street teams of Dussault followers to promote our line in the night life club scene. Our hoodies are being consistently promoted through fashion shows, concerts, and industry parties.

The Company will be prominently featured in a reality television show “Deuces Wild”, produced by Paperny Films and tentatively scheduled to air in Canada in the fall of 2010. The show follows the daily life designer Jason Dussault and the staff of Dussault Apparel.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending October 31, 2010.

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

Employees

Currently, our only employees are our directors and officers, who include Jason Dussault, our president, chief executive officer, secretary, treasurer and sole director, Robert Mintak, our chief operating officer and chief financial officer and Jason Sundar, our VP corporate finance.

We do not expect to hire new employees over the next 12 month period.

Intellectual Property

We own and operate the following registered internet domain names:

  www.dussaultapparel.com;

  www.dussualtink.com; and www.deuceink.com

We own and operate the following trademark:

  Dussault Custom Ink Trademark.

REPORTS TO SECURITY HOLDERS

We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission and our filings are available to the public over the internet at the Securities and Exchange Commission’s website at http://www.sec.gov. The public may read and copy any materials filed by us with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street N.E. Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-732-0330. The SEC also maintains an Internet site that contains reports, proxy and formation statements, and other information regarding issuers that file electronically with the SEC, at http://www.sec.gov.

Item 1A.     Risk Factors

RISKS RELATED TO OUR BUSINESS

We have had minimal cash flows from operations and if we are not able to obtain further financing we may be forced to scale back or cease operations or our business operations may fail.

To date we have had minimal cash flows from operations and we have been dependent on sales of our equity securities to meet our cash requirements. As of October 31, 2009, we had working capital surplus of $33,840. We do not expect positive material cash flow from operations in the near term. We have estimated that we may require up to $100,000 to carry out our plan in regards to retail fashion during the twelve month period ended October 31, 2010. However, there is no assurance that actual cash requirements will not exceed our estimates.

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

Our revenues are influenced by general economic cycles, diminished consumer spending may have an adverse effect on our business and financial condition.

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

Intense competition in the worldwide apparel industry could reduce our sales and prices and adversely affect our business and financial condition.

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

RISKS RELATED TO OUR COMMON STOCK

Our common stock may be affected by limited trading volume and may fluctuate significantly. Substantial fluctuations in our stock price could significantly reduce the price of our stock.

There has been a limited public market for our common stock and there can be no assurance an active trading market for our common stock will develop. This could adversely affect our shareholders’ ability to sell our common stock in short time periods or possibly at all. Our common stock has experienced and is likely to experience significant price and volume fluctuations that could adversely affect the market price of our common stock without regard to our operating performance. Our stock price could fluctuate significantly in the future based upon any number of factors such as: general stock market trends; announcements of developments related to our business; fluctuations in our operating results; announcements of technological innovations, new products or enhancements by us or our competitors; general conditions in the markets we serve; general conditions in the U.S. or world economy; developments in patents or other intellectual property rights; the performance of our eligible portfolio companies; and developments in our relationships with our customers and suppliers. Substantial fluctuations in our stock price could significantly reduce the price of our stock.

Our common stock is traded on the "Over-the-Counter Bulletin Board," which may make it more difficult for investors to resell their shares due to suitability requirements.

Our common stock is currently traded on the Over the Counter Bulletin Board (OTCBB) where we expect it to remain in the foreseeable future. Broker-dealers often decline to trade in OTCBB stocks given the market for such securities are often limited, the stocks are more volatile, and the risk to investors is greater. These factors may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of their shares. This could cause our stock price to decline.

Our stock is a penny stock. Trading of our stock may be restricted by the Securities and Exchange Commission’s penny stock regulations and the Financial Industry Regulatory Authority’s sales practice requirements, which may limit a stockholder's ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

In addition to the "penny stock" rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the Financial Industry Regulatory Authority believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The Financial Industry Regulatory Authority requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

Trends, Risks and Uncertainties

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common shares.

Item 1B.     Unresolved Staff Comments

None.

Item 2.        Properties

Our principal office is located at 2250 East Hastings Street, Vancouver, BC V5L 1V4. We sublease at a cost of $4,000 per month from Dayton Boot Co. Ent. Ltd., which is deducted from the loan due to us from Dayton. We believe that this space is sufficient to meet our present needs and do not anticipate any difficulty in securing alternative or additional space, as needed, on terms acceptable to us

Item 3.        Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

Item 4.        Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board
Quarter Ended(1)	High	Low
October 31, 2009	$0.071	$0.02
July 31, 2009	$0.12	$0.0116
April 30, 2009	$0.0225	$0.001
January 31, 2009	$0.15	$0.011
October 31, 2008	$0.69	$0.12
July 31, 2008	$0.94	$0.45
April 30, 2008	$1.10	$0.58
January 31, 2008	$1.15	$0.75
October 31, 2007	$1.30	$0.51
July 31, 2007(1)	$1.50	$1.14
April 30, 2007(1)	N/A	N/A

(1)        Our stock was listed for trading on March 14, 2007, the first trade did not occur until June 18, 2007.

As of January 18, 2010, there were 35 holders of record of our common stock and 65,240,000 common shares were issued and outstanding.

Our common shares are issued in registered form. The registrar and transfer agent for our shares of common stock Island Stock Transfer, 100 Second Avenue South, Suite 104N, St. Petersburg, FL 33701, Telephone: (727) 289-0010, Facsimile: (727) 289-0069.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

No previously undisclosed sales of unregistered securities.

Equity Compensation Plan Information

Except as disclosed below, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended October 31, 2009.

Item 6.        Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended October 31, 2009 and October 31, 2008 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 7 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Cash Requirements

Over the next twelve months we intend to use any funds that we may have available to fund our operations.

Not accounting for our working capital surplus of $34,225 as of October 31, 2009, we require additional funds of approximately $100,000 at a minimum to proceed with our plan of operation over the next twelve months. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

Our auditors have issued a going concern opinion for our year ended October 31, 2009. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. As we had cash in the amount of $52,991 and a working capital surplus in the amount of $33,840 as of October 31, 2009, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We plan to complete debt financings and/or private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any debt financings or private placement financings and there is no assurance that we will be successful in completing any debt financing or private placement financing.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending October 31, 2010.

Research and Development

We do not intend to allocate any funds to research and development over the twelve months ending October 31, 2010.

Results of Operations for the Years Ended October 31, 2009 and 2008

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended October 31, 2009 and 2008.

Our operating results for the years ended October 31, 2009 and 2008 are summarized as follows:

	Year Ended
	October 31
	2009	2008
Sales	$610,923	$544,783
Cost of Sales	$159,178	$228,692
Selling Costs	$47,127	$1,461,733
Operating Expenses	$580,680	$4,474,159
Net Loss from Operations	$(128,935)	$(4,158,068)

Sales

Our sales for the year ended October 31, 2009 were $610,923, compared to our sales for the year ended October 31, 2008, which were $544,783, representing approximately a 12.14% increase. The increase in our cost of sales is mainly due to domestic production.

We expect our sales to continue to grow as we increase and further establish our presence within premium retail channels.

Cost of Sales

Our cost of sales for the year ended October 31, 2009 was $159,178 (26% of product sales), compared to our cost of sales for the year ended October 31, 2008, which was $228,692 (42% of product sales). The decrease in our cost of sales is mainly due to outsourcing of production. We expect that our cost of sales will decrease over the next twelve months, mainly due to sampling and literature support in place related to these sales.

Future cost of sales may be impacted by the inclusion of new brands which may have product cost structures and margins different from those of our existing product lines, the effects of inflation and changing prices from our suppliers and fluctuations in foreign currency rates as certain costs are incurred in foreign currencies.

Operating Expenses

For the year ended October 31, 2009, our total operating expenses were $580,680 as compared to $4,474,159 for the year ended October 31, 2008. The decrease in our total operating costs is mainly due to a decrease in advertising, development – Vancouver, salaries and wages, professional fees, occupancy costs, design and other administrative expenses.

We expect to continue to increase our business activities and we expect our total operating expenses, excluding stock-based compensation, to continue to rise over the coming twelve months. We expect these future increases in our total operating expenses to decrease as a percentage of total revenue.

Liquidity and Financial Condition

Working Capital
	At October	At October
	31, 2009	31, 2008

Current Assets	$140,377	$404,247
Current Liabilities	$106,537	$6,437
Working Capital	$33,840	$397,810

Cash Flows
	At October	At October
	31, 2009	31, 2008

Net Cash (Used by) Operating Activities	$264,298	$(1,463,949)
Net Cash (Used by) Provided by Investing Activities	$34,401	$(21,326)
Net Cash Used by) Provided by Financing Activities	$140,434	$1,442,427
Effect of Exchange Rate Changes	$(20,760)	$(21,194)
Increase In Cash During The Period	$(110,223)	$(64,042)

We had cash in the amount of $52,991 as of October 31, 2009 as compared to $163,214 as of October 31, 2008. We had a working capital surplus of $33,840 as of October 31, 2009 compared to working capital surplus of $397,810 as of October 31, 2008.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions. During the year ended October 31, 2009, we raised $86,000 from the sale of our common stock.

Future Financings

Presently, our revenues may not be sufficient to meet our operating and capital expenses.

Our capital requirements are difficult to plan in light of our current strategy to limit our operations and our products. Since our inception, we have been dependent on investment capital as an important source of liquidity. Our operations presently are generating negative cash flow, and we do not expect positive cash flow from operations in the near term. We need to secure additional working capital in the short-term in order to sustain our operations and execute our business plan. We have incurred operating losses since inception, and this is likely to continue into the year ended October 31, 2010.

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

Going Concern

We have suffered recurring losses from operations and are dependent on our ability to raise capital from stockholders or other sources to meet our obligations and repay our liabilities arising from normal business operations when they become due. In their report on our audited financial statements for the year ended October 31, 2009, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosure describing the circumstances that lead to this disclosure by our independent auditors.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

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

Loss Per Share

Net loss per share is calculated in accordance with SFAS 128, Earnings Per Share, for the periods presented. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. The Company has no potentially dilutive securities as of October 31, 2009.

On June 11, 2007 a forward stock split of Common Stock occurred on a 14 for 1 basis.

The loss per share for the periods presented has been calculated accordingly, giving retroactive effect to the forward stock split.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended October 31, 2009 and 2008:

	2009	2008
Basic and diluted net loss per share:

Numerator
Net (Loss)	$(149,311)	$(4,179,262)

Denominator
Basic and diluted weighted average number of shares outstanding	65,101,863	45,405,989

Basic and Diluted Net Loss Per Share	$(0.002)	$(0.092)

Recent Accounting Pronouncements

In May, 2009, the FASB issued SFAS No. 165, Subsequent Events, which established general accounting standards and disclosure for subsequent events. In accordance with SFAS No. 165, the Company has evaluated subsequent events through the date the financial statements were filed.

In June, 2009, the FASB issued SFAS No. 168 – The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162. SFAS 168 establishes the FASB Accounting Standards Codification as the single source of authoritative US generally accepted accounting principles recognized by the FASB to be applied to nongovernmental entities. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 will not have an impact on the Company’s financial position, results of operations or cash flows.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.        Financial Statements and Supplementary Data

DUSSAULT APPAREL INC.
(a Development Stage Company)

FINANCIAL STATEMENTS

October 31, 2009 and 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors and Shareholders
Dussault Apparel Inc.
Vancouver, B.C., Canada

I have audited the accompanying balance sheet of Dussault Apparel Inc. as of October 31, 2009 and 2008 and the related statements of operations, of shareholders’ equity (deficit) and of cash flows for the years ended October 31, 2009 and 2008, and the period from inception (August 1, 2006) to October 31, 2009. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, based on my audit, the financial statements referred to above present fairly, in all material respects, the financial position of Dussault Apparel Inc. as of October 31, 2009 and 2008 and the results of its operations and its cash flows for the years ended October 31, 2009 and 2008 and the period from inception (August 1, 2006) to October 31, 2009 in conformity with United States generally accepted accounting principles.

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company as at October 31, 2009 had not established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company closed its retail outlet in Los Angeles during the fiscal year. These factors raise substantial doubt concerning the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent on the successful stimulation of sales in other areas in order to fund operating losses and become profitable. If the Company is unable to make it profitable, the Company could be forced to cease development of operations. Management cannot provide any assurances that the Company will be successful in its retail operation. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern

The Company has determined that it is not required to have, nor was I engaged to perform, an audit of the effectiveness of its documented internal controls over financial reporting.

/s/ John Kinross-Kennedy

John Kinross-Kennedy
Certified Public Accountant
Irvine, California
March 15, 2010

DUSSAULT APPAREL INC.
(A Development Stage Company)
Balance Sheet
as at October 31,

	2009	2008
ASSETS
Current Assets
Cash	$52,991	$163,214
Accounts Receivable	52,477	59,186
Allowance for Doubtful Accounts	(11,204)
Inventory	46,114	181,847
Total Current Assets	140,377	404,247

Notes Receivable	238,566	293,000
	-
Property and Equipment, net	11,425	51,515
	-
Other Assets	-
Deposits	41,934	23,851

Total Assets	$432,302	$772,613

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable and accrued liabilities	$100,551	$6,437
Customer Deposits	5,986	-

Total Current Liabilities	106,537	6,437
Stockholders' Equity
Common Stock, $0.001 par value; authorized
75,000,000 shares; issued and outstanding
67,212,000 shares as at October 31, 2009
51,687,000 shares as at October 31, 2008	67,212	51,687
Additional Paid-In Capital	10,511,314	10,817,555
Accumulated other comprehensive loss	(41,954)	(21,194)
Accumulated deficit during the development stage	(10,210,807)	(10,081,872)

Total Stockholders' Equity	325,765	766,176

Total Liabilities and Stockholders' Equity	$432,302	$772,613

The accompanying notes are an integral part of these financial statements.

DUSSAULT APPAREL INC.
(A Development Stage Company)
Statement of Operations

			For the period
			Aug. 1 2006
		For the year ended	(inception) to
		October 31,	Oct. 31,
	2009	2008	2009
Revenue	$610,923	$544,783	1,258,651
Cost of Sales	159,178	228,692	421,306

Operating Income	451,745	316,091	837,345

Selling Costs
Marketing	-	187,165	20,000
Advertising	47,127	157,683	101,543
Samples	-	60,569	60,569
Development - Vancouver	-	1,056,316	729,083
	47,127	1,461,733	911,195
General and Administrative Expenses:
Salaries & Wages	71,404	208,860	401,946
Professional Fees	148,384	280,612	459,260
Consulting	69,250		69,250
Occupancy Costs	31,054	107,736	59,020
Warehousing	-	194,279	81,550
Design	4,340	47,750	18,690
Depreciation	4,866	36,913	40,279
Retail Launch	-		5,777,175
Inventory markdown	35,640	1,791,526	1,827,166
Other Administrative Exp.	168,615	344,750	1,402,619
	533,553	3,012,426	10,136,956
Total Expenses	580,680	4,474,159	11,048,152

Net Loss	(128,935)	(4,158,068)	(10,210,807)

Currency translation adjustment	(20,760)	(21,194)	(41,954)
		`
Comprehensive income (loss)	$(149,695)	$(4,179,262)	$(10,252,761)

Loss Per Common Share:
Basic and diluted	$(0.002)	$(0.092)

Weighted average shares outstanding, basic and diluted	65,101,863	45,405,989

The accompanying notes are an integral part of these financial statements.

DUSSAULT APPAREL INC.
(A Development Stage Company)
Statement of Cash Flows

			For the period
			Aug. 1 2006
	For the year ended		(inception) to
		October 31,	October 31,
	2009	2008	2009
Cash flows from operating activities:
Net loss	$(128,935)	$(4,158,068)	$(10,210,807)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	5,690	36,913	9,034
Stock issued for services	69,250		5,341,250
Inventory Mark Down	30,479	1,791,526	1,833,200
Contribution of capital assets	(445,966)	667,242	221,276
Allowance for Doubtful Accounts	11,204		11,204
Change in operating assets and liabilities:
Deposits	(18,083)	43,758	(41,934)
Accounts Receivable	6,709		(52,478)
Accounts payable	94,114	5,549	100,551
Inventory	105,254	171,443	(1,879,313)
Customer Deposits	5,986	(23,851)	5,986
Other assets		1,539
Net cash (used by) operating activities	(264,298)	(1,463,949)	(4,662,031)

Cash flows from investing activities:
Sale (Purchase) of equipment	34,401	(19,788)	(20,458)
Purchase of other assets		(1,538)
Net cash (used by) investing
activities	34,401	(21,326)	(20,458)
Cash flows from financing activities:
Loan to Dayton Boots	54,434	(293,000)	(238,566)
Subscription rec'vd (converted)		(924,573)
Common stock issued for cash	86,000	2,660,000	5,016,000
Net cash (used by) provided by financing activities	140,434	1,442,427	4,777,434

Effect of exchange rates
on cash	(20,760)	(21,194)	(41,954)

Net increase (decrease) in cash	(110,223)	(64,042)	52,991
Cash, beginning of the period	163,214	227,256	-

Cash, end of the period	$52,991	$163,214	$52,991

Supplemental cash flow disclosure:
Interest paid	-	-	-
Taxes paid	-	-	-

The accompanying notes are an integral part of these financial statements.

DUSSAULT APPAREL INC.
(A Development Stage Company)
Statement of Stockholders' Equity
For the period from Inception, August 1, 2006, to October 31, 2009

				Accumulated	Accumulated
				Other	Deficit
	Common Stock		Additional	Compre-	during the	Total
	Number of		Paid-In	hensive	Development	Shareholders'
	Shares	Amount	Capital	Income (Loss)	Stage	Equity
Inception: August 1, 2006	-	$-	$-	$-	$-	$-

Aug. 31, 2006: issued stock for cash at $0.02 per share	1,500,000	1,500	13,500			15,000
Oct31, 2006: issued stock for cash at $0.02 per share	1,550,000	1,550	29,450			31,000
Net loss for period January 12 - October 31, 2006					(2,154)	(2,154)
Balances October 31, 2006	3,050,000	$3,050	$42,950	$-	$(2,154)	$43,846

Nov. 8, 2006: issued stock for cash at $0.02 per share	450,000	450	8,550			9,000

Balances before 14 for 1 forward common stock split	3,500,000	3,500	51,500		(2,154)	52,846
Jun 11, 2007: 14 for 1 forward common stock split	45,500,000	45,500	(45,500)			-

Balances after 14 for 1 forward common stock split	49,000,000	$49,000	$6,000	$-	$(2,154)	$52,846

Aug. 31, 2007 issued stock for services at $1.00 per sh.	5,272,000	5,272	5,266,728			5,272,000
Aug. 31, 2007 issued stock for cash at $1.00 per share	2,215,000	2,215	2,212,785			2,215,000
Net loss for year ended October 31, 2007					(5,921,650)	(5,921,650)
Balances at October 31, 2007	56,487,000	$56,487	$7,485,513	$-	$(5,923,804)	$1,618,196
Nov. 23, 2007: stock returned to Treasury	(13,000,000)	(13,000)	13,000			-
April 30, 2008 contribution of Vancouver office assets			667,242			667,242
Apr. 28, 2008 issued stock for cash at $1.00 per share	1,275,000	1,275	1,273,725			1,275,000
Oct. 7, 2008 issued stock for cash at $1.20 per share	6,925,000	6,925	1,378,075			1,385,000
Net loss for the year ended October 31, 2008				(21,194)	(4,158,068)	(4,179,262)
Balances at October 31, 2008	51,687,000	$51,687	$10,817,555	$(21,194)	$(10,081,872)	$766,176
Overcontribution of Vancouver assets			(445,966)			(445,966)
Nov. 13, 2008 issued stock for cash at $0.01 per share	8,600,000	8,600	77,400	$(8,493)		77,507
Nov. 24, 2008 issued stock for services at $0.01 per share	425,000	425	3,825			4,250
Nov. 26, 2008 issued stock for services at $0.01 per share	600,000	600	5,400			6,000
Feb. 2, 2009 issued stock for services at $0.01 per sh.	2,900,000	2,900	26,100			29,000
Feb 28, 2009 issued stock for services at $0.01 per sh.	3,000,000	3,000	27,000			30,000
Net loss for the year ended October 31, 2010				(12,267)	(128,935)	(141,202)

Balances at October 31, 2010	67,212,000	$67,212	$10,511,314	$(41,954)	$(10,210,807)	$325,765

The accompanying notes are an integral part of these financial statements.

DUSSAULT APPAREL INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2009
(Expressed in US Dollars)

Note 1 – Basis of Presentation and Nature of Operations

These audited financial statements as of and for the year ended October 31, 2009 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

Organization

The financial statements presented are those of Dussault Apparel Inc. (the Company). The Company was incorporated under the laws of the State of Nevada on August 1, 2006 as Release Your Lease Inc. Business operations had not commenced when in May, 2007, control of the company changed hands. Jason Dussault bought 1,500,000 common shares of the majority shareholder and assumed the offices of President, CEO, CFO, Secretary and Treasurer, and a Director.

On June 11, 2007 Release Your Lease Inc. effected a reverse forward merger with Dussault Apparel Inc, a Nevada shell company. The name was changed to Dussault Apparel, Inc. The Company changed its orientation toward the fashion clothing business.

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

Income Taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company generated deferred tax credits through net operating loss carry forwards. However, a valuation allowance of 100% has been established, as the realization of the deferred tax credits is not reasonably certain, based on going concern considerations outlined below. The income tax effect of temporary differences between financial and tax reporting gives rise to the deferred tax asset of October 31, 2009 and 2008 as follows:

		2009		2008

Deferred tax asset, beginning		$1,512,637		$50,334
Benefit (provision of current year’s operating loss carryforward (gain)		$47,798		$1,462,203
Deferred tax asset, ending		$1,560,435		$1,512.637

Valuation allowance, beginning		$(1,512,637)		$50,334
Current year’s loss carry forward (provision)	$	(47,798)		$(1,462,303)
Valuation allowance, ending.		$(1,560,435)	$	(1,512,637)

Deferred tax asset, net		$-		$-

Tax at blended U.S./Canadian statutory rates		(35% )		(35% )
Loss carryover		35%		35% .

Deferred Tax expense		$-		$-

Recent Accounting Pronouncements

In May, 2009, the FASB issued SFAS No. 165, Subsequent Events, which established general accounting standards and disclosure for subsequent events. In accordance with SFAS No. 165, the Company has evaluated subsequent events through the date the financial statements were filed.

In June, 2009, the FASB issued SFAS No. 168 – The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162. SFAS 168 establishes the FASB Accounting Standards Codification as the single source of authoritative US generally accepted accounting principles recognized by the FASB to be applied to nongovernmental entities. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 will not have an impact on the Company’s financial position, results of operations or cash flows.

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

As shown in the accompanying financial statements, the Company incurred a net loss of $128,935 in the year ended October 31, 2009. The Company closed its retail outlet in November 2008. Its ability to continue as a going concern is dependent on the successful stimulation of wholesale sales or in other areas in order to fund operating losses and become profitable. If the Company is unable to make it profitable, the Company could be forced to cease development of operations. Management cannot provide any assurances that the Company will be successful in its retail operation. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7. SFAS. No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things. Management has defined inception as August 1, 2006. Since inception, the Company has incurred operating losses totaling $10,210,807. The Company’s working capital has been generated through the sales of common stock and sale/liquidation of inventory. Management has provided financial data since August 1, 2006 “Inception” in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

Inventory

Inventories are stated at the lower of cost or market value. Market value represents net realizable value. Inventories in the prior fiscal year were priced by the Retail Inventory (average cost) method in a perpetual inventory system. On October 1, 2008 inventory was marked down by $1,791,526 to net realizable value of $181,847.50. Inventory was then moved to the Vancouver office. Inventory in the current fiscal year is priced according to the FIFO “first in first out” method, and counted periodically.

Inventory was reduced to $46,114 at the fiscal year ended October 31, the result of sales net of wholesale purchases and a markdown of $30,479 on slow moving items.

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

The bridge loan advanced in Canadian funds equated to USD $293,000. The note is accompanied by restrictions on Dayton Boot regarding the acquisition of stock or votes or control of the Company or selling its stock to the Company. The note is being amortized by rent for company offices within Dayton Boot premises, which are also occupied by the related Company, Dussault Apparel Inc. (Canada).

Sales Segments

Wholesale Segment

     Our North American Wholesale segment sells our products to leading regional clothing specialty retailers and boutiques that have the image and merchandising expertise that we demand for the effective presentation of our products. In 2009 and in 2008, our products were sold in The Hudson’s Bay Co., Boy’s Co. and Leone’s, and in approximately 24 other specialty retailers and boutiques. Our Wholesale segment also sells prior season or excess merchandise to off-price retailers and liquidators. In 2009, our Wholesale segment generated net sales of $570,026 (100% % of total net sales) and in 2008 $386,000 (79.4% of total net sales).

Our Consumer Direct Segment

     In 2008 the Consumer Direct segment included a branded retail store and e-commerce sales. The branded retail store showcased the full range of our branded in an environment that emphasizes our unique image through a “retro 1970’s rock and roll road trip “experience. E-commerce sales are made through the Dussault Apparel corporate website accepting customer orders and fulfilling customer orders from our branded retail store. In 2008, the Consumer Direct segment generated net sales of $112,000 comprising 20.6% of our total net sales. In November 2008 the retail store was closed in the wake of declining sales and deteriorating economic conditions.

Sales Recognition

     Sales are recognized across all segments of the business when there is persuasive evidence of an arrangement, delivery has occurred, price has been fixed or is determinable, and collectability can be reasonably assured.

     Sales within the Wholesale segments are recognized at the time title passes and risk of loss is transferred to the customer. Sales are recorded net of discounts, operational chargebacks and markdowns. Returns and allowances require pre-approval by management and discounts are based on individual case-by-case terms.

     Retail store sales are recognized net at the time of sale to consumers. E-commerce sales of products ordered through our retail internet site known as www.dussaultapparel.com are recognized upon estimated delivery and receipt of the shipment by the customers

Uncollectible Accounts

     At times, Wholesale customers place orders that exceed the credit that they have available from the Company. We evaluate those orders to consider if the customer is worthy of additional credit based on our past experience with the customer. In the event that it is elected to sell merchandise to the customer on credit, The Company takes the credit risk for the amounts that are above the credit limit established by us. As of October 31, 2009, the amount of trade receivables for which we bear the credit risk is $11,204.

     Management evaluates our accounts receivables to estimate if they will ultimately be collected. In performing this evaluation, significant judgment is used, including an analysis of specific risks on a case by case basis.

Loss Per Share

Net loss per share is calculated in accordance with SFAS 128, Earnings Per Share, for the periods Net loss per share is calculated in accordance with SFAS 128, Earnings Per Share, for the periods presented. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. The Company has no potentially dilutive securities as of October 31, 2009.

On June 11, 2007 a forward stock split of Common Stock occurred on a 14 for 1 basis.

The loss per share for the periods presented has been calculated accordingly, giving retroactive effect to the forward stock split.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended October 31, 2009 and 2008:

	2009	2008
Basic and diluted net loss per share:
Numerator
Net (Loss)	$(149,311)	$(4,179,262)

Denominator
Basic and diluted weighted average
number of shares outstanding	65,101,863	45,405,989

Basic and Diluted Net Loss Per Share	$(0.002)	$($0.092)

Note 3 – Commitments and Contingencies

There were no contingent liabilities as at October 31, 2009.

Note 4 – Capital Structure

Common Stock Transactions during the period from inception August 1, 2006 through October 31, 2009:

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

On November 13, 2008 the Company issued 8,600,000 shares of common stock in a private placement for cash at a price of $0.01 per share, realizing $77,507.

On November 24, 2008 the Company issued 425,000 shares of common stock at a price of $0.01 per share for consultants’ fees valued at $4,250.

On November 26, 2008 the Company issued 600,000 shares of common stock at a price of $0.01 per share for consultants’ fees valued at $6,000.

On February 2, 2009 the Company issued 2,900,000 shares of common stock at a price of $0.01 per share for consultants’ fees valued at $29,000.

On February 28, 2009 the Company issued 3,000,000 shares of common stock at a price of $0.01 per share for consultants’ fees valued at $30,000.

As of October 31, 2009 the Company had authorized 75,000,000 shares of $0.001 par value common stock, of which 67,212,000 shares were issued and outstanding.

NOTE 5 – LEGAL PROCEEDINGS

There were no legal proceedings against the Company with respect to matters arising in the ordinary course of business. Neither the Company nor any of its officers or directors is involved in any other litigation either as plaintiffs or defendants, and have no knowledge of any threatened or pending litigation against them or any of the officers or directors.

Item 9.        Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements with our accountants related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and subsequent interim periods.

Item 9A.    Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information disclosed in the reports we file with the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our president (our principal executive officer) and our chief financial officer (our principal financial and accounting officer), as appropriate, to allow timely decisions regarding required disclosure.

Management, including our president (our principal executive officer) and our chief financial officer (our principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures, as of October 31, 2009, in accordance with Rules 13a-15(b) and 15d-15(b) of the Securities and Exchange Act of 1934, as amended are effective to ensure the information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time period specified in SEC rules and forms.

Our management, including our president (our principal executive officer) and our chief financial officer (our principal financial and accounting officer), do not expect that our disclosure controls, and procedures or internal controls will prevent all possible error and fraud. Our disclosure controls and procedures are, however, designed to provide reasonable assurance of achieving their objectives, and our Pre president (our principal executive officer) and our chief financial officer (our principal financial and accounting officer) have concluded that our financial controls and procedures are effective at that reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of October 31, 2009, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

This annual report does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our Company to provide only management’s report in this annual report.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended October 31, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.      Other Information

None.

PART III

Item 10.       Directors, Executive Officers and Corporate Governance

The following individuals serve as the directors and executive officers of our company as of the date of this annual report. All directors of our company hold office until the next annual meeting of our shareholders or until their successors have been elected and qualified. The executive officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.

Name	Position Held with Our Company	Age	Date First Elected or Appointed
Jason Dussault	Chief Executive Officer, President, Treasurer, Secretary and Director	36	May 10, 2007
Robert Mintak	Chief Operating Officer and Chief Financial Officer	47	July 17, 2007
Jason Sundar	Vice President of Corporate Finance	33	July 11, 2007

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Jason Dussault, Chief Executive Officer, President, Treasurer, Secretary and Director

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

Robert Mintak, Chief Operating Officer

Mr. Robert Mintak has over 25 years of experience in the retail and wholesale industries. His track record in management includes five years with the Robinson Group, which was named one of the 50 best managed companies in Canada in 2005, and ten years of management experience in retail. Over the past 7 years Mr. Mintak has worked as CFO for Open Sundaes Body Products and as Operations Manager for several companies.

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

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding, excluding traffic violations and other minor offences;

3.

being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction in a civil action, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of our common stock to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended September 30, 2009, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Jason Sundar	8(1)	24	N/A

(1)	The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 4 – Statement in Changes of Beneficial Ownership.

Code of Ethics

Effective January 24, 2008, our company’s board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, members of our board of directors, our company’s officers including our president (being our principal executive officer) and our chief financial officer (being our principal financial and accounting officer), contractors, consultants and advisors. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

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

Audit Committee and Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors.

Item 11.     Executive Compensation

The particulars of the compensation paid to the following persons:

  our principal executive officer;

  each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended October 31, 2009 and 2008; and

  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended October 31, 2009 and 2008, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensati on ($)	Total ($)
Jason Dussault(1) Chief Executive Officer, President, Treasurer, Secretary and director	2009 2008	81,245.19 116,521.5	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	81,245.19 116,521.5

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensati on ($)	Total ($)
Robert Mintak(2) Chief Operating Officer and Chief Financial Officer	2009 2008	26,297.78 54,368.75	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	26,297.78 54,368.75
Jason Sundar(3) VP Corporate Finance	2009 2008	38,000.00	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	38,000.00 Nil
Terry Fitzgerald(4) Former Chief Executive Officer, President and director	2009 2008	15,625 127,279	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	15,625.00 127,279
Jamie Arthur Lewin(5) Former Chief Financial Officer	2009 2008	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil

(1)          Jason Dussault was appointed Secretary and Treasurer of our company on May 10, 2007 and as President and Chief Executive Officer on April 9, 2009.

(2)          Robert Mintak was appointed Chief Operating Officer of our company on July 17, 2007. Mr. Mintak was appointed as our interim Chief Financial Officer on April 1, 2008.

(3)          Jason Sundar was appointed our VP Corporate Finance on July 11, 2007

(4)          Mr. Fitzgerald was appointed our chief executive officer and president on June 22, 2007 and resigned on April 9, 2009

(5)          Jamie Arthur Lewin was appointed Chief Financial Officer of our company on July 17, 2007. Mr. Lewin resigned as our Chief Financial Officer on April 1, 2008.

There are no compensatory plans or arrangements with respect to our executive officers resulting from their resignation, retirement or other termination of employment or from a change of control.

On July 19, 2007, we entered into consulting agreements with Robert Mintak, our Chief Operating Officer, and Jason Sundar, our VP Corporate Finance. The agreements are for three year terms. Pursuant to the terms of the agreement with Mr. Mintak, we agreed to issue 1,500,000 restricted shares of common stock which has been returned to our company and cancelled. Pursuant to the terms of the agreement with Jason Sundar, we agreed to issue 1,000,000 restricted shares of common stock, which will be released in three equal annual installments after each year of service.

Stock Option Plan

Currently, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Stock Options/SAR Grants

During our fiscal year ended October 31, 2009 there were no options granted to our named officers or directors.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended October 31, 2009.

Option Exercises

During our Fiscal year ended October 31, 2009 there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

We have determined that none of our directors are independent directors, as that term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Family Relationships

There are no family relationships between any of our directors, executive officers or directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of January 18, 2010, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Jason Dussault Vancouver, British Columbia	Common	5,000,000	7.66%
Robert Mintak Vancouver, British Columbia	Common	Nil	0%

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Jason Sundar Vancouver, British Columbia	Common	1,000,100	1.53%
Directors and Officers as a group	Common	6,000,100	9.19%
Michael Kroeger Hawaii, USA	Common	4,750,000	7.28%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided .In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on January 18, 2010. As of January 18, 2010, there were 65,240,000 shares of our company’s common stock issued and outstanding.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Item 13.      Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended October 31, 2009, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Related Party Transactions

None.

Director Independence

We currently act with one director, consisting of Jason Dussault. We have determined that our director is not an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

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

Item 14.       Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended October 31, 2009 and for the fiscal year ended October 31, 2008 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	October 31, 2009 $	October 31, 2008 $
Audit Fees	8,900	8,900
Audit Related Fees	Nil	Nil
Tax Fees	1,260.00	1,047.25
All Other Fees	800.00	Nil
Total	10,960	9,947.25

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15.       Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit
Number	Description

(3)	Articles of Incorporation and By-laws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on January 11, 2007).

3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 Filed on January 11, 2007).

3.3	Articles of Merger filed with the Nevada Secretary of State on May 29, 2007 (incorporated by reference from our Current Report on Form 8-K filed on June 16, 2007).

Exhibit
Number	Description

3.4	Certificate of Change filed with the Nevada Secretary of State on May 29, 2007 (incorporated by reference from our Current Report on Form 8-K filed on June 16, 2007).

(10)	Material Contracts

10.1	Employment Agreement dated June 22, 2007, between our company and Terry Fitzgerald incorporated by reference from our Current Report on Form 8-K filed on June 25, 2007).

10.2	Letter of Intent dated June 25, 2007, between our company and Dussault Jeans Inc. (incorporated by reference from our Current Report on Form 8-K filed on July 2, 2007).

10.3	Letter of Intent dated November 5, 2007 between our company and Dussault Jeans Inc. (incorporated by reference from our Current Report on Form 8-K filed on November 5, 2007).

10.4	Consulting Agreement dated July 19, 2007, between our company and Jason Sundar (incorporated by reference from our Annual Report on Form 10-KSB filed on February 13, 2008).

10.5	Consulting Agreement dated July 19, 2007, between our company and Robert Mintak (incorporated by reference from our Annual Report on Form 10-KSB filed on February 13, 2008).

10.6	Bridge Loan Agreement dated July 19, 2007, between our company and Dussault Jeans Inc. (incorporated by reference from our Current Report on Form 8-K filed on August 1, 2007).

10.7	Bridge Loan Agreement dated April 16, 2008, between our company and Dayton Boot Co. Ent. Ltd. (incorporated by reference from our Current Report on Form 8-K filed on April 23, 2008).

10.8*	Distribution Agreement dated November 10, 2009, between our company and EHM Holdings.

10.9*	Merchandising License Agreement dated October 31, 2009, between our company and USPA Accessories, LLC.

(31)	Section 302 Certification

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

(32)	Section 906 Certification

32.1*	Section 906 Certification of Chief Executive Officer.

32.2*	Section 906 Certification of Chief Financial Officer.

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUSSAULT APPAREL INC.
(Registrant)

Dated: March 16, 2010	/s/ Jason Dussault
Jason Dussault
Chief Executive Officer, President, Treasurer,
Secretary and director
(Principal Executive Officer)

Dated: March 16, 2010	/s/ Robert Mintak
Robert Mintak
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 16, 2010	/s/ Jason Dussault
Jason Dussault
Chief Executive Officer, President, Treasurer,
Secretary and director
(Principal Executive Officer)