Form 10-Q
period 2010-01-31
Dussault Apparel Inc.
filed 2010-03-22
CIK 1383756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010 or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________ to__________

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

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [ X ]

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

[ ] YES [ ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[ ] YES [ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
67,374,000 common shares issued and outstanding as of March 16, 2010

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

DUSSAULT APPAREL INC.
(A Development Stage Company)

	January 31,	October 31,
	2010	2009
ASSETS	(Unaudited)
Current Assets
Cash	$75,307	$52,991
Accounts Receivable	50,415	52,477
Allowance for Doubtful Accounts	(12,298)	(11,204)
Inventory	50,616	46,114
Suspense	0
Total Current Assets	164,040	140,378
Notes Receivable	230,576	238,565
Property and Equipment, net	10,088	11,425
Other Assets
Deposits	46,027	41,934
Total Assets	$450,731	$432,302
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable and accrued liabilities	$86,450	$100,551
Customer Deposits	6,571	5,986
Total Current Liabilities	93,021	106,537
Stockholders' Equity
Common Stock, $0.001 par value; authorized
75,000,000 shares; issued and outstanding
67,212,000 shares as at January 31, 2010
51,687,000 shares as at October 31, 2008	67,212	67,212
Additional Paid-In Capital	10,511,314	10,511,314
Accumulated other comprehensive loss	(2,491)	(41,954)
Accumulated deficit during the development stage	(10,218,325)	(10,210,807)
Current Earnings
Total Stockholders' Equity	357,710	325,765
Total Liabilities and Stockholders' Equity	$450,731	$432,302

The accompanying notes are an integral part of these financial statements

DUSSAULT APPAREL INC.
(A Development Stage Company)
Statement of Operations
(Unaudited)
			For the period
			Aug. 1 2006
	For the three months ended		(inception) to
	January 31,		January 31,
	2010	2009	2009
Revenue	$127,310	$257,391	1385961
Cost of Sales	90,884	207,601	530,808
Operating Income	36,426	49,790	855,153
Selling Costs
Marketing	2,571	-	22,571
Advertising		19,468	101,543
Samples		82,554	60569
Development - Vancouver		44,612	729,083
	2,571	146,634	913,766
General and Administrative Expenses:
Salaries & Wages		18,750	401,946
Professional Fees	5,373	36,503	464,633
Consulting			69,250
Occupancy Costs	7,040		66,060
Warehousing			81,550
Design	9,116	3,897	27,806
Depreciation	1,337		41,616
Retail Launch			5,777,175
Inventory markdown			1,827,166
Other Administrative Exp.	18,507	74,268	1,402,619
	41,373	133,418	10,159,821
Total Expenses	43,944	280,052	11,073,587
Other Income
Gain on Sale of Assets		-
Net Income (Loss)	(7,518)	(230,262)	(10,218,434)

Currency translation adjustment	39,463	14,181	(2,382)

Comprehensive income (loss)	31,945	$(216,081)	(10,220,816)

Loss Per Common Share:
Basic and diluted	$0.001	$(0.004)
Weighted average shares
outstanding,
basic and diluted	51,687,000	59,816,348

The accompanying notes are an integral part of these financial statements

DUSSAULT APPAREL INC.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)
			For the period
			Aug. 1 2006
	For the three months ended		(inception) to
	January 31,		January 31,
	2010	2009	2010
Cash flows from operating activities:
Net loss	$(7,518)	$(230,262)	$(10,218,434)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	1,337	1,337
Stock issued for services			5,341,000
Allowance for doubtful accts	1,095		12,298
Contribution of capital assets			221,526
Change in operating assets and liabilities:
Accounts receivable	2,062	35,062	(50,415)
Accounts payable	(14,101)	9,100	86,450
Inventory	(4,502)	131,156	(50,616)
Deposits	(4,093)	-	(46,027)
Customer Deposits	585		6,571
Net cash (used by)
operating activities	(25,135)	(53,607)	(4,697,647)
Cash flows from investing activities:
Sale (Purchase) of equipment		51,515	(10,088)
Start-Up costs
Net cash (used by) investing activities	-	51,515	(10,088)
Cash flows from financing activities:
Loan to Dayton Boots	7,990	3,239	(230,576)
Subscription received		5,000
Common stock issued for cash			5,016,000
Net cash (used by) provided by financing activities	7,990	5,000	4,785,424
Effect of exchange rates on cash	39,463	14,181	(2,382)
Net increase (decrease) in cash	22,318	17,089	75,307
Cash, beginning of the period	52,989	163,214	-
Cash, end of the period	$75,307	$180,303	$75,307
Supplemental cash flow disclosure:
Interest paid	-	-	-
Taxes paid	-	-	-

The accompanying notes are an integral part of these financial statements

DUSSAULT APPAREL INC.
(A Development Stage Company)
Statement of Stockholders' Equity
(Unaudited)
For the period from inception (August 1, 2006) to January 31, 2010

				Accumulated	Accumulated
				Other	Deficit	Total
	Common Stock		Additional	Compre-	during the	Shareholders'
	Number of		Paid-In	hensive	Development	Equity
	Shares	Amount	Capital	Income	Stage	(Deficit)

Inception: August 1, 2006	-	$-	$-	$-	$-	$-

Aug. 31, 2006: issued stock for cash at $0.02 per share	1,500,000	1,500	13,500			15,000
Oct 31, 2006: issued stock for cash at $0.02 per share	1,550,000	1,550	29,450			31,000
Net loss for period January 12 - October 31, 2006					(2,154)	(2,154)

Balances October 31, 2006	3,050,000	$3,050	$42,950 $-	$-	$(2,154)	$43,846

Nov. 8, 2006: issued stock for cash at $0.02 per share	450,000	450	8,550			9,000

Balances before 14 for 1 forward common stock split	3,500,000	3,500	51,500		(2,154)	52,846
Jun 11, 2007: 14 for 1 forward common stock split	45,500,000	45,500	(45,500)			-

Balances after 14 for 1 forward common stock split	49,000,000	$49,000	$6,000	$-	$(2,154)	$52,846

Aug 31, 2007 issued stock for services at $1.00 per sh.	5,272,000	5,272	5,266,728			5,272,000
Aug. 31, 2007 issued stock for cash at $1.00 per share	2,215,000	2,215	2,212,785			2,215,000
Net loss for year ended October 31, 2007					(5,921,650)	(5,921,650)
Balances at October 31, 2007	56,487,000	$56,487	$7,485,513	$-	$(5,923,804)	$1,618,196
Nov. 23, 2007: stock returned to Treasury	(13,000,000)	(13,000)	13,000			-
April 30, 2008 contribution of Vancouver office assets			667,242			667,242
Apr. 28, 2008 issued stock for cash at $1.00 per share	1,275,000	1,275	1,273,725			1,275,000
Oct. 7, 2008 issued stock for cash at $1.20 per share	6,925,000	6,925	1,378,075			1,385,000
Net loss for the year ended October 31, 2008				(21,194)	(4,158,068)	(4,179,262)

Balances at October 31, 2008	51,687,000	$51,687	$10,817,555	$(21,194)	$(10,081,872)	$766,176
Overcontribution of Vancouver assets			(445,966)			(445,966)
Nov. 13, 2008 issued stock for cash at $0.01 per share	8,600,000	8,600	77,400	$(8,493)		77,507
Nov. 24, 2008 issued stock for services at $0.01 per
share	425,000	425	3,825			4,250
Nov. 26, 2008 issued stock for services at $0.01 per
share	600,000	600	5,400			6,000
Feb. 2, 2009 issued stock for services at $0.01 per sh.	2,900,000	2,900	26,100			29,000
Feb 28, 2009 issued stock for services at $0.01 per sh.	3,000,000	3,000	27,000			30,000
Net loss for the year ended October 31, 2010				(12,267)	(128,935)	(141,202)

Balances at October 31, 2009	67,212,000	$67,212	$10,511,314	$(41,954)	$(10,210,807)	$325,765

Net loss for the three months ended January 31, 2010				39,463	(7,518)	31,945

	67,212,000	67,212	10,511,314	(2,491)	(10,218,325)	357,710

The accompanying notes are an integral part of these financial statements

DUSSAULT APPAREL INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
January 31, 2010

Note 1 – Basis of Presentation and Nature of Operations

These interim financial statements as of and for the three months ended January 31, 2010 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end October 31, 2009 report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three month period ended January 31, 2010 are not necessarily indicative of results for the entire year ending October 31, 2010.

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

Current Business of the Company

The Company opened a retail clothing and accessory store on Melrose Avenue in Los Angeles in November, 2007. Designs were produced in the Vancouver, Canada office, manufactured in China and warehoused in Los Angeles. The Company closed this store in November, 2008 in the wake of declining sales and deteriorating economic conditions. The Company continues to wholesale to retail outlets as well as to sports organizations throughout the U.S. and Canada from its Vancouver office.

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

Income Taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company generated deferred tax credits through net operating loss carryforwards. However, a valuation allowance of 100% has been established, as the realization of the deferred tax credits is not reasonably certain, based on going concern considerations outlined below. The income tax effect of temporary differences between financial and tax reporting gives rise to the deferred tax asset of the fiscal years ended October 31, 2010 and 2009 as follows:

		2010		2009

Deferred tax asset, beginning		$1,512,637		$50,334
Benefit (provision of current year’s operating loss carryforward (gain)		$47,798		$1,462,203
Deferred tax asset, ending		$1,560,435		$1,512.637

Valuation allowance, beginning		$(1,512,637)		$50,334
Current year’s loss carry forward (provision)	$	(47,798)		$(1,462,303)
Valuation allowance, ending.		$(1,560,435)	$	(1,512,637)

Deferred tax asset, net		$-		$-

Tax at blended U.S./Canadian statutory rates		(35% )		(35% )
Loss carryover		. 35%		35% .

Deferred Tax expense		$-	$

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company as at January 31, 2010 had not established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.

As shown in the accompanying financial statements, the Company incurred a net loss of $7,518 in the three months ended January 31, 2010. The Company closed its retail outlet in November 2008. Its ability to continue as a going concern is dependent on the successful stimulation of wholesale sales or in other areas in order to fund operating losses and become profitable. If the Company is unable to make it profitable, the Company could be forced to cease development of operations. Management cannot provide any assurances that the Company will be successful in its retail operation. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7. SFAS. No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things. Management has defined inception as August 1, 2006. Since inception, the Company has incurred operating losses totaling $10,218,434. The Company’s working capital has been generated through the sales of common stock and the sale/liquidation of inventory. Management has provided financial data since August 1, 2006 “Inception” in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

Inventory

Inventory was moved to the Vancouver office after the retail outlet in Los Angeles was closed in November, 2008. Inventories are stated at the lower of cost or market value. Market value represents net realizable value. Inventory is priced according to the FIFO “first in first out” method, and counted periodically. Inventory at the fiscal year end October 31, 2009 was marked down by $30,479 on slow moving items to 46,114. Current inventory at January 31, 2010 is $50,616.

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

The bridge loan advanced in Canadian funds equated to USD $293,000. The note is accompanied by restrictions on Dayton Boot regarding the acquisition of stock or votes or control of the Company or selling its stock to the Company. The note is being amortized by rent for company offices within Dayton Boot.

Loss Per Share

Net loss per share is calculated in accordance with SFAS 128, Earnings Per Share, for the periods presented. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. The Company has no potentially dilutive securities as of January 31, 2010.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the nine months ended January 31, 2010 and 2009:

	2010	2009
Basic and diluted net loss per share:

Numerator
Net Earnings (Loss)	$31,945	$(216,081)

Denominator
Basic and diluted weighted average number of shares outstanding	67,212,000	59,813,348

Basic and Diluted Net Loss Per Share	$(0.000)	$(0.004)

Note 3 – Capital Structure

There were no changes to capital accounts in the three months ended January 31, 2010. As of January 31, 2010 the Company had authorized 75,000,000 shares of $0.001 par value common stock, of which 67,212,000 shares were issued and outstanding.

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

The Company is currently working on a snowboard and snowboard accessory collection with a tentative release of the fall 2010.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending January 31, 2011.

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

Loss Per Share

Net loss per share is calculated in accordance with SFAS 128, Earnings Per Share, for the periods presented. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. The Company has no potentially dilutive securities as of January 31, 2010.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the nine months ended January 31, 2010 and 2009:

	2010	2009
Basic and diluted net loss per share:

Numerator
Net Earnings (Loss)	$31,945	$(216,081)

Denominator
Basic and diluted weighted average number of shares outstanding	67,212,000	59,813,348

Basic and Diluted Net Loss Per Share	$(0.000)	$(0.004)

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements the quarter ended January31, 2010 which are included herein.

Three month Summary ended January31, 2010 and 2009

	Three Months Ended
	January31
	2010	2009
Sales	$127,310	$257,391
Cost of Sales	$90,884	$207,601
Operating Expenses	$43,944	$280,052
Net Loss	$(7,518)	$(216,050)

Sales

Our sales for the three months ended January 31, 2010 were $127,310, compared to our sales for the three months ended January31, 2009, which were $257,391, representing approximately a 51% decrease. The decrease in sales is due to a one time bulk sale to a Major League Sports Players Union in December 2008.

Cost of Sales

Our cost of sales for the three months ended January31, 2010 was $90,884 (71% of product sales), compared to our cost of sales for the three months ended January31, 2009, which was $207,604 (80% of product sales). The decrease in our cost of sales is mainly due to outsourcing of production. We expect that our cost of sales will remain the same over the next twelve months, mainly due to sampling and literature support in place related to these sales. Future cost of sales may be impacted by, the effects of inflation and changing prices from our suppliers and fluctuations in foreign currency rates as certain costs are incurred in foreign currencies.

Future cost of sales may be impacted by, the effects of inflation and changing prices from our suppliers and fluctuations in foreign currency rates as certain costs are incurred in foreign currencies.

Total Operating Costs

Our total operating expenses consist of salaries and wages, professional fees and general and administrative costs. For the three months ended January31, 2010, our total operating expenses were $43,944 while they were $280,052 for the three months ended January31, 2009. The decrease in our total operating costs is mainly due to a decrease in salaries and wages, advertising, professional fees, design and other administrative expenses. We expect to continue to increase our business activities, but we expect our total operating expenses to continue to decrease over the coming twelve months.

Liquidity and Financial Condition

Working Capital
	At	At
	January 31,	October 31,
	2010	2009
Current assets	$164,040	$140,377
Current liabilities	$93,021	$106,537
Working capital	$71,019	$33,840

Cash Flows
		Three Months Ended
		January 31,	January 31,
		2010	2009
Net Cash (Used by) Operating Activities		$(25,135)	$(53,607)
Net Cash (Used by) Investing Activities	$	Nil	$51,515
Net Cash (Used by)Provided by Financing Activities		$7,990	$5,000
Net increase (decrease) in cash during period		$22,318	$17,089

We had cash in the amount of $75,307 as of January 31, 2009 as compared to $52,991 as of October 31, 2009. We had a working capital surplus of $71,019 as of January 31, 2009 compared to a working capital surplus of $33,840 as of October 31, 2009.

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

As of January 31, 2010, the end of our first quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our chief financial officer (also our principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our chief financial officer (also our principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended January 31, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

To date we have had minimal cash flows from operations and we have been dependent on sales of our equity securities to meet our cash requirements. As of January 31, 2010, we had working capital surplus of $71,019. We do not expect positive material cash flow from operations in the near term. We have estimated that we may require up to $100,000 to carry out our plan in regards to retail fashion during the twelve month period ended January 31, 2011. However, there is no assurance that actual cash requirements will not exceed our estimates.

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

None

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

DUSSAULT APPAREL INC.
(Registrant)

Dated: March 22, 2010	/s/ Jason Dussault
Jason Dussault
Chief Executive Officer and President
(Principal Executive Officer)

Dated: March 22, 2010	/s/ Robert Mintak
Robert Mintak
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)