Form 10-K/A
period 2009-10-31
Dussault Apparel Inc.
filed 2010-06-07
CIK 1383756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A
 Amendment No.1

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

We do have distribution agreements in regards to our “Deuce” collection in Canada, and for our head ware collection in the United States. as follow:

  On November 10, 2009, our company entered into a distribution agreement with EHM Holdings for a term of two years, wherein, EHM Holdings holds distribution rights to Deuce Custom Ink brand throughout Canada. Our Deuce collection is distributed pursuant to this agreement with EHM Holdings, pursuant to which we split the gross profit margin from the product sales with them.

  On October 31, 2009, our company entered into a merchandising license agreement with USPA Accessories, LLC, wherein, our company agreed to provide design services under a merchandising license agreement in consideration for royalty payments of 10% of the gross income from the sales derived under a merchandising license agreement. Our head ware collection is distributed pursuant to this agreement with USPA Accessories, LLC , doing business as Concept One,
Both of the foregoing distribution/merchandising agreements are non-exclusive.

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

The Company is currently working on a snowboard and snowboard accessory collection with a tentative release of the fall 2010 .

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

Corporate Offices

Our principal office is located at 2250 East Hastings Street, Vancouver, BC V5L 1V4. We sublease space at this location from Dayton Boot Co. Ltd. for $4,000 per month, on a month to month basis. We believe that this space is sufficient to meet our present needs and do not anticipate any difficulty in securing alternative or additional space, as needed, on terms acceptable to us.

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

During the year ended October 31, 2008 the company recognized an inventory markdown of $1,791,526 (as compared to a markdown of $35,640 for the year ended October 30, 2009). The underlying reasons for the markdown during the year ended October 31, 2008 were as follows. The inventory arrived in the summer of 2007. The inventory constituted the Winter Collection for 2007-2008. The company was unsuccessful in generating large enough sales to turn the inventory during the season. Fashion companies must always be presenting new products to clients, when an item does not sell it is marked down to sell, unfortunately the general economic situation was rapidly deteriorating in the summer /fall of 2008 with retailers and manufacturers liquidating stock, closing outlets and cutting back on purchases. These circumstances made it difficult to sell the inventory to the traditional apparel clearance channels. Additionally sales at the Dussault Store in Los Angeles were virtually non- existent. The company made the decision to protect its cash on hand and close the Dussault Store in Los Angeles. With no staff remaining in Los Angeles to oversee and manage warehoused inventory and not enough capital to transport and store the inventory in Canada we sold the inventory at the best price and terms we could get at the time. The markdown value was based upon the sale price negotiated with the buyer of the inventory.

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

Inventory Markdown

Inventory was marked down during the fiscal years as follows:

October 31, 2009	October 31, 2008
$35,640	$1,791,526

The markdown in the October 31, 2008 year was occasioned by the planned closure of the Company’s retail outlet on Melrose Drive in Los Angeles, which occurred November 2008. The loss of the Company’s retail outlet left the Company no alternative but to sell the majority of inventory to discounters below cost. The markdown was calculated as the difference between recorded cost and the amount realized in the discounted sale, the amount realized being $181,847.50. No estimates were involved.

A certain portion was earmarked for Canadian operations and was shipped to Canada after the store closed. This inventory was expected to realize a gross profit, therefore the portion earmarked for Canada was recorded as ending inventory at recorded cost.

The markdown in the October 31, 2009 year was the result of a critical review of inventory to cull items that proved to be non-marketable, or nearly so. The markdown was calculated as the recorded value of the items.

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

/s/ John Kinross-Kennedy

John Kinross-Kennedy
Certified Public Accountant
Irvine, California
March 15, 2010
Re-issued June 1, 2010 with a note to subsequent events
Added to the list of participating auditors of the Canadian Public Accountability Board as of May 13, 2010.

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

NOTE 6 – SUBSEQUENT EVENTS

There were no subsequent events to the date of the re-issue that would require a material change to the financial statements.

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

PART IV

Item 15.       Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit
Number	Description

(3)	Articles of Incorporation and By-laws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on January 11, 2007).

3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 Filed on January 11, 2007).

3.3	Articles of Merger filed with the Nevada Secretary of State on May 29, 2007 (incorporated by reference from our Current Report on Form 8-K filed on June 16, 2007).

Exhibit
Number	Description

3.4	Certificate of Change filed with the Nevada Secretary of State on May 29, 2007 (incorporated by reference from our Current Report on Form 8-K filed on June 16, 2007).

(10)	Material Contracts

10.1	Employment Agreement dated June 22, 2007, between our company and Terry Fitzgerald incorporated by reference from our Current Report on Form 8-K filed on June 25, 2007).

10.2	Letter of Intent dated June 25, 2007, between our company and Dussault Jeans Inc. (incorporated by reference from our Current Report on Form 8-K filed on July 2, 2007).

10.3	Letter of Intent dated November 5, 2007 between our company and Dussault Jeans Inc. (incorporated by reference from our Current Report on Form 8-K filed on November 5, 2007).

10.4	Consulting Agreement dated July 19, 2007, between our company and Jason Sundar (incorporated by reference from our Annual Report on Form 10-KSB filed on February 13, 2008).

10.5	Consulting Agreement dated July 19, 2007, between our company and Robert Mintak (incorporated by reference from our Annual Report on Form 10-KSB filed on February 13, 2008).

10.6	Bridge Loan Agreement dated July 19, 2007, between our company and Dussault Jeans Inc. (incorporated by reference from our Current Report on Form 8-K filed on August 1, 2007).

10.7	Bridge Loan Agreement dated April 16, 2008, between our company and Dayton Boot Co. Ent. Ltd. (incorporated by reference from our Current Report on Form 8-K filed on April 23, 2008).

10.8	Distribution Agreement dated November 10, 2009, between our company and EHM Holdings. (incorporated by reference from our Quarterly Report on Form 10-Q filed on March 22, 2010)

10.9	Merchandising License Agreement dated October 31, 2009, between our company and USPA Accessories, LLC. (incorporated by reference from our Quarterly Report on Form 10-Q filed on March 22, 2010)

(31)	Section 302 Certification

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

(32)	Section 906 Certification

32.1*	Section 906 Certification of Chief Executive Officer.

32.2*	Section 906 Certification of Chief Financial Officer.

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUSSAULT APPAREL INC.
(Registrant)

Dated: June 4, 2010	/s/ Jason Dussault
Jason Dussault
Chief Executive Officer, President, Treasurer,
Secretary and director
(Principal Executive Officer)

Dated: June 4, 2010	/s/ Robert Mintak
Robert Mintak
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 4, 2010	/s/ Jason Dussault
Jason Dussault
Chief Executive Officer, President, Treasurer,
Secretary and director
(Principal Executive Officer)