Form 10-Q
period 2010-04-30
Dussault Apparel Inc.
filed 2010-06-21
CIK 1383756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

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
105,990,000. common shares issued and outstanding as of June 15, 2010

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

DUSSAULT APPAREL INC.
(A Development Stage Company)
Balance Sheet

	January 31,	October 31,
	2010	2009
ASSETS	(Unaudited)
Current Assets
Cash	$50,568	$52,991
Accounts Receivable	38,587	52,477
Allowance for Doubtful Accounts	(12,298)	(11,204)
Inventory	53,303	46,114
Total Current Assets	130,160	140,378

Notes Receivable	260,162	238,565

Property and Equipment, net	8,988	11,425

Other Assets
Trade Mark	44,484	-
Deposits	48,471	41,934

Total Assets	$492,265	$432,302

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable and accrued liabilities	$42,539	$100,551
Customer Deposits	6,571	5,986
Total Current Liabilities	49,110	106,537

Stockholders' Equity
Common Stock, $0.001 par value; authorized 75,000,000 shares; issued and outstanding 67,212,000 shares as at January 31, 2010 67,212,000 shares as at October 31, 2009	67,212	67,212
Additional Paid-In Capital	10,511,314	10,511,314
Accumulated other comprehensive loss	130,680	(41,954)
Accumulated deficit during the development stage	(10,266,051)	(10,210,807)
Total Stockholders' Equity	443,155	325,765

Total Liabilities and Stockholders' Equity	$492,265	$432,302

DUSSAULT APPAREL INC.
(A Development Stage Company)
Statement of Operations
(Unaudited)

					For the
					period
					Aug. 1 2006
	For the three months ended		For the six months ended		(inception) to
	April 30,		April 30,		April 30,
	2010	2009	2010	2009	2010
Revenue	$49,603	$142,399	$176,913	$399,790	1,435,564
Cost of Sales	11,942	60,239	102,826	267,840	542,750
Operating Income	37,661	82,160	74,087	131,950	892,814

Selling Costs
Marketing	3,167	-	5,738	-	25,738
Advertising	-	41,571	-	61,039	101,543
Samples	-	4,002	-	86,556	60,659
Development - Vancouver	-	38,747	-	83,359	729,083
	3,167	84,320	5,738	230,954	917,023
General and Administrative Expenses:
Salaries & Wages	201	11,250	7,922	30,000	402,147
Professional Fees	31,491	46,798	36,864	83,301	496,124
Consulting	-	-	-	-	69,250
Occupancy Costs	12,317	-	19,357	-	78,377
Warehousing	-	-	-	-	81,550
Design	6,060	-	15,175	3,897	33,866
Depreciation	1,100	-	2,427	-	42,716
Retail Launch	-	-	-	-	5,777,175
Inventory markdown	-	-	-	-	1,827,166
Other Administrative Exp.	30,852	11,383	41,848	85,651	1,433,471

	82,021	69,431	123,593	202,849	10,241,842

Total Expenses	85,188	153,751	129,331	433,803	11,158,865
Other Income
Gain on Sale of Assets	-	9,193	-	9,193
Net Income (Loss)	(47,527)	(62,398)	(55,244)	(292,660)	(10,266,051)
Currency translation adjustment	133,062	(22)	172,634	14,159	130,680

Comprehensive income (loss)	$85,535	$(62,420)	$117,390	$(278,501)	$(10,135,371)

Loss Per Common Share: Basic and diluted	$0.001	$(0.001)	$0.002	$(0.005)
Weighted average shares outstanding, basic and diluted	67,212,000	51,687,000	67,212,000	51,687,000

DUSSAULT APPAREL INC.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

			For the period
			Aug. 1 2006
	For the six months ended		(inception) to
	April 30,		April 30,
	2010	2009	2010
Cash flows from operating activities:
Net loss	$(55,244)	$(292,660)	$(10,266,051)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	1,100
Stock issued for services			5,341,000
Contribution of capital assets			221,526
Change in operating assets and liabilities:
Accounts receivable	14,985	58,436	(26,289)
Accounts payable	(58,011)	15,214	42,539
Inventory	(7,189)	170,803	(53,303)
Deposits	(6,537)	-	(48,471)
Customer Deposits	585		6,571
Net cash (used by) operating activities	(110,311)	(48,207)	(4,782,478)
Cash flows from investing activities:
Sale (Purchase) of equipment	1,337	51,515	(8,988)
Purchase of Trade Mark	(44,484)		(44,484)
Net cash (used by) investing activities	(43,147)	51,515	(53,472)
Cash flows from financing activities:
Loan to Dayton Boots	(21,597)	(6,477)	(260,162)
Proceeds of loan		12,492
Subscription received		5,000
Common stock issued for cash			5,016,000
Net cash (used by) provided by financing activities	(21,597)	11,015	4,755,838
Effect of exchange rates on cash	172,634	14,159	130,680
Net increase (decrease) in cash	(2,421)	28,482	50,568
Cash, beginning of the period	52,989	163,214	-
Cash, end of the period	$50,568	$191,696	$50,568
Supplemental cash flow disclosure:
Interest paid	-	-	-
Taxes paid	-	-	-

DUSSAULT APPAREL INC.
(A Development Stage Company)
Statement of Stockholders' Equity
(Unaudited)
For the period from inception (August 1, 2006) to April 30, 2010

				Accumulated	Accumulated
				Other	Deficit	Total
	Common Stock		Additional	Compre-	during the	Shareholders'
	Number of		Paid-In	hensive	Development	Equity
	Shares	Amount	Capital	Income	Stage	(Deficit)

Inception: August 1, 2006	-	$-	$-	$-	$-	$-
Aug. 31, 2006: issued stock for cash at $0.02 per share	1,500,000	1,500	13,500			15,000
Oct31, 2006: issued stock for cash at $0.02 per share	1,550,000	1,550	29,450			31,000
Net loss for period January 12 - October 31, 2006					(2,154)	(2,154)
Balances October 31, 2006	3,050,000	$3,050	$42,950	$-	$(2,154)	$43,846
Nov. 8, 2006: issued stock for cash at $0.02 per share	450,000	450	8,550			9,000
Balances before 14 for 1 forward common stock split	3,500,000	3,500	51,500		(2,154)	52,846
Jun 11, 2007: 14 for 1 forward common stock split	45,500,000	45,500	(45,500)			-
Balances after 14 for 1 forward common stock split	49,000,000	$49,000	$6,000	$-	$(2,154)	$52,846
Aug31, 2007 issued stock for services at $1.00 per sh.	5,272,000	5,272	5,266,728			5,272,000
Aug. 31, 2007 issued stock for cash at $1.00 per share	2,215,000	2,215	2,212,785			2,215,000
Net loss for year ended October 31, 2007					(5,921,650)	(5,921,650)
Balances at October 31, 2007	56,487,000	$56,487	$7,485,513	$-	$(5,923,804)	$1,618,196
Nov. 23, 2007: stock returned to Treasury	(13,000,000)	(13,000)	13,000			-
April 30, 2008 contribution of Vancouver office assets			667,242			667,242
Apr. 28, 2008 issued stock for cash at $1.00 per share	1,275,000	1,275	1,273,725			1,275,000
Oct. 7, 2008 issued stock for cash at $1.20 per share	6,925,000	6,925	1,378,075			1,385,000
Net loss for the year ended October 31, 2008				(21,194)	(4,158,068)	(4,179,262)
Balances at October 31, 2008	51,687,000	$51,687	$10,817,555	$(21,194)	$(10,081,872)	$766,176
Over contribution of Vancouver assets			(445,966)			(445,966)
Nov. 13, 2008 issued stock for cash at $0.01 per share	8,600,000	8,600	77,400	$(8,493)		77,507
Nov. 24, 2008 issued stock for services at $0.01 per share	425,000	425	3,825			4,250
Nov. 26, 2008 issued stock for services at $0.01 per share	600,000	600	5,400			6,000
Feb. 2, 2009 issued stock for services at $0.01 per sh.	2,900,000	2,900	26,100			29,000
Feb 28, 2009 issued stock for services at $0.01 per sh.	3,000,000	3,000	27,000			30,000
Net loss for the year ended October 31, 2010				(12,267)	(128,935)	(141,202)
Balances at October 31, 2009	67,212,000	$67,212	$10,511,314	$(41,954)	$(10,210,807)	$325,765
Net income for the six months ended April 30, 2010				172,634	(55,244)	117,390
Balances at April 30, 2010	67,212,000	$67,212	$10,511,314	$130,680	$(10,266,051)	$443,155

DUSSAULT APPAREL INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
April 30, 2010

Note 1 – Basis of Presentation and Nature of Operations

These interim financial statements as of and for the six months ended April 30, 2010 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end October 31, 2009 report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the six month period ended April 30, 2010 are not necessarily indicative of results for the entire year ending October 31, 2010.

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

Fair Value of Financial Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures About Fair Value of Financial Instruments.” SFAS No. 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company’s financial instruments as of April 30, 2010 approximate their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts payable and accrued expenses.

Financial instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts payable and accrued liabilities, amounts due to officers and directors. The fair value of these financial instruments approximate their carrying value due to the short maturities of these instruments, unless otherwise noted.

Income Taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company generated deferred tax credits through net operating loss carryforwards. However, a valuation allowance of 100% has been established, as the realization of the deferred tax credits is not reasonably certain, based on going concern considerations outlined below. The income tax effect of temporary differences between financial and tax reporting gives rise to the deferred tax asset of the fiscal years ended October 31, 2009 and 2008 as follows:

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

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company as at April 30, 2010 had not established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.

As shown in the accompanying financial statements, the Company incurred a net loss of $55,244 in the six months ended April 30, 2010. The Company closed its retail outlet in November 2008. Its ability to continue as a going concern is dependent on the successful stimulation of wholesale sales or in other areas in order to fund operating losses and become profitable. If the Company is unable to make it profitable, the Company could be forced to cease development of operations. Management cannot provide any assurances that the Company will be successful in its retail operation. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7. SFAS. No. 7 requires companies to report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things. Management has defined inception as August 1, 2006. Since inception, the Company has incurred operating losses totaling $10,266,051. The Company’s working capital has been generated through the sales of common stock and the sale/liquidation of inventory. Management has provided financial data since August 1, 2006 “Inception” in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

Inventory

Inventory was moved to the Vancouver office after the retail outlet in Los Angeles was closed in November, 2008. Inventories are stated at the lower of cost or market value. Market value represents net realizable value. Inventory is priced according to the FIFO “first in first out” method, and counted periodically. Inventory at the fiscal year end October 31, 2009 was marked down by $30,479 on slow moving items to 46,114. Current inventory at April 30, 2010 is $53,303.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the nine months ended April 30, 2010 and 2009:

	2010	2009
Basic and diluted net loss per share:

Numerator
Net Earnings (Loss)	$117,634	$14,159

Denominator
Basic and diluted weighted average number of shares outstanding	67,212,000	51,687,000

Basic and Diluted Net Loss Per Share	$0.002	$(0.005)

Note 3 – Capital Structure

Between May 15, 2009 and July 10, 2009, the Company entered into consulting agreements with four (4) consultants, wherein, each of the consultants has agreed to provide consulting services to the Company. Pursuant to the terms of the consulting agreements, the Company agreed to issue an aggregate of 2,750,000 restricted shares of the Company’s common stock.

On July 14, 2009, the Company issued 2,750,000 common shares in the capital of the Company. The securities were issued as compensation for services pursuant to consulting agreements with four (4) consultants. The Company issued the securities to three (3) non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S of the Securities Act of 1933 and one (1) U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) pursuant to the exemption from registration provided for under Rule 506 of Regulation D, promulgated under the United States Securities Act of 1933, as amended.

On July 14, 2009, the Company issued 8,600,000 shares in the capital of the Company. The securities were issued pursuant to a private placement, raising gross proceeds of $86,000. The Company issued the securities to six (6) non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S of the Securities Act of 1933 and one (1) U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) pursuant to the exemption from registration provided for under Rule 506 of Regulation D, promulgated under the United States Securities Act of 1933, as amended.

There were no changes to capital accounts in the six months ended April 30, 2010. As of April 30, 2010 the Company had authorized 75,000,000 shares of $0.001 par value common stock, of which 67,212,000 shares were issued and outstanding.

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

We do have distribution agreements in regards to our “Deuce” collection in Canada, and for our head ware collection in the United States as follow:

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

Our company is currently working on a snowboard and snowboard accessory collection with a tentative release of the fall 2010.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending April 30, 2011.

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

Loss Per Share

Net loss per share is calculated in accordance with SFAS 128, Earnings Per Share, for the periods presented. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. The Company has no potentially dilutive securities as of April 30, 2010.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the nine months ended April 30, 2010 and 2009:

	2010	2009
Basic and diluted net loss per share:

Numerator
Net Earnings (Loss)	$117,634	$14,159

Denominator
Basic and diluted weighted average number of shares outstanding	67,212,000	51,687,000

Basic and Diluted Net Loss Per Share	$(0.002)	$(0.005)

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended April 30, 2010 which are included herein.

Three month Summary ended April 30, 2010 and 2009

	Three Months Ended
	April 30
	2010	2009
Sales	$49,603	$142,399
Cost of Sales	$11,942	$60,239
Operating Expenses	$85,188	$153,751
Net Loss	$(85,535)	$(62,420)

Sales

Our sales for the three months ended April 30, 2010 were $49,603, compared to our sales for the three months ended April 30, 2009, which were $142,399, representing approximately a 65% decrease. The decrease in sales is due to change in distribution chain. The Company is licensing its designs and collecting royalties.

Cost of Sales

Our cost of sales for the three months ended April 30, 2010 was $11,942 (24% of product sales), compared to our cost of sales for the three months ended April 30, 2009, which was $60,239 (42% of product sales). The decrease in our cost of sales is mainly due to in sales is due to change in distribution chain. The Company is licensing its designs and collecting royalties. We expect that our cost of sales will remain decrease over the next twelve months, mainly due to distribution through licensing agreements.

Total Operating Costs

Our total operating expenses consist of salaries and wages, professional fees and general and administrative costs. For the three months ended April 30, 2010, our total operating expenses were $85,188 while they were $153,751 for the three months ended April 30, 2009. The decrease in our total operating costs is mainly due to a decrease in salaries and wages and professional fees. We expect to continue to increase our business activities, but we expect our total operating expenses to continue to decrease over the coming twelve months.

Six month Summary ended April 30, 2010 and 2009

	Six months Ended
	April 30
	2010	2009
Sales	$176,913	$399,790
Cost of Sales	$102,826	$267,840
Operating Expenses	$129,331	$433,803
Net Loss	$(117,390)	$(278,501)

Sales

Our sales for the six months ended April 30, 2010 were $176,913, compared to our sales for the six months ended April 30, 2009, which were $399,790, representing approximately a 56% decrease. The decrease in sales is due to licensing agreements. The Company is now collecting royalties on its designs sold through licensing agreements instead of direct sales to retailers.

Cost of Sales

Our cost of sales for the six months ended April 30, 2010 was $102,826 (58% of product sales), compared to our cost of sales for the six months ended April 30, 2009, which was $267,840 (67% of product sales). The decrease in our cost of sales is mainly due to licensing agreements. The Company is now licensing its designs through licensing agreements. Our licensing partners pay production and distribution costs.

We expect that our cost of sales will remain decrease over the next twelve months, mainly due to maximizing efficiencies and increased use of licensing.

Total Operating Costs

Our total operating expenses consist of salaries and wages, professional fees and general and administrative costs. For the six months ended April 30, 2010, our total operating expenses were $433,803 while they were $129,331 for the six months ended April 30, 2009. The decrease in our total operating costs is mainly due to a decrease in salaries and wages, professional fees and other administrative expenses. We expect to continue to increase our business activities, but we expect our total operating expenses to continue to decrease over the coming twelve months.

Liquidity and Financial Condition

Working Capital

	At	At
	April 30,	October 31,
	2010	2009
Current assets	$130,160	$140,377
Current liabilities	$49,110	$106,537
Working capital	$81,050	$33,840

Cash Flows
	Six Months Ended
	April 30,	April 30,
	2010	2009
Net Cash (Used by) Operating Activities	$(110,311)	$(48,207)
Net Cash (Used by) Investing Activities	$(43,147)	$51,515
Net Cash (Used by)Provided by Financing Activities	$(21,597)	$11,015
Net increase (decrease) in cash during period	$(2,421)	$28,482

We had cash in the amount of $50,568 as of April 30, 2010 as compared to $52,991 as of October 31, 2009. We had a working capital surplus of $81,050 as of April 30, 2010 compared to a working capital surplus of $33,840 as of October 31, 2009.

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

As of April 30, 2010, the end of our second quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our chief financial officer (also our principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our chief financial officer (also our principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended April 30, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

To date we have had minimal cash flows from operations and we have been dependent on sales of our equity securities to meet our cash requirements. As of April 30, 2010, we had working capital surplus of $81,050. We do not expect positive material cash flow from operations in the near term. We have estimated that we may require up to $100,000 to carry out our plan in regards to retail fashion during the twelve month period ended April 30, 2011. However, there is no assurance that actual cash requirements will not exceed our estimates.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Between May 15, 2009 and July 10, 2009, our company entered into consulting agreements with four (4) consultants, wherein, each of the consultants has agreed to provide consulting services to our company. Pursuant to the terms of the consulting agreements, our company agreed to issue an aggregate of 2,750,000 restricted shares of our company’s common stock.

On July 14, 2009, our company issued 2,750,000 common shares in the capital of our company. The securities were issued as compensation for services pursuant to consulting agreements with four (4) consultants. Our company issued the securities to three (3) non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S of the Securities Act of 1933 and one (1) U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) pursuant to the exemption from registration provided for under Rule 506 of Regulation D, promulgated under the United States Securities Act of 1933, as amended.

On July 14, 2009, our company issued 8,600,000 shares in the capital of our company. The securities were issued pursuant to a private placement, raising gross proceeds of $86,000. Our company issued the securities to six (6) non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S of the Securities Act of 1933 and one (1) U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) pursuant to the exemption from registration provided for under Rule 506 of Regulation D, promulgated under the United States Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description

(3)	Articles of Incorporation and By-laws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on January 11, 2007).

3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 Filed on January 11, 2007).

3.3	Articles of Merger filed with the Nevada Secretary of State on May 29, 2007 (incorporated by reference from our Current Report on Form 8-K filed on June 16, 2007).

3.4	Certificate of Change filed with the Nevada Secretary of State on May 29, 2007 (incorporated by reference from our Current Report on Form 8-K filed on June 16, 2007).

(10)	Material Contracts

10.1	Employment Agreement dated June 22, 2007, between our company and Terry Fitzgerald incorporated by reference from our Current Report on Form 8-K filed on June 25, 2007).

10.2	Letter of Intent dated June 25, 2007, between our company and Dussault Jeans Inc. (incorporated by reference from our Current Report on Form 8-K filed on July 2, 2007).

10.3	Letter of Intent dated November 5, 2007 between our company and Dussault Jeans Inc. (incorporated by reference from our Current Report on Form 8-K filed on November 5, 2007).

10.4	Consulting Agreement dated July 19, 2007, between our company and Jason Sundar (incorporated by reference from our Annual Report on Form 10-KSB filed on February 13, 2008).

10.5	Consulting Agreement dated July 19, 2007, between our company and Robert Mintak (incorporated by reference from our Annual Report on Form 10-KSB filed on February 13, 2008).

10.6	Bridge Loan Agreement dated July 19, 2007, between our company and Dussault Jeans Inc. (incorporated by reference from our Current Report on Form 8-K filed on August 1, 2007).

10.7	Bridge Loan Agreement dated April 16, 2008, between our company and Dayton Boot Co. Ent. Ltd. (incorporated by reference from our Current Report on Form 8-K filed on April 23, 2008).

(31)	Section 302 Certification

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

Exhibit
Number	Description

(32)	Section 906 Certification

32.1*	Section 906 Certification of Chief Executive Officer.

32.2*	Section 906 Certification of Chief Financial Officer.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUSSAULT APPAREL INC.
(Registrant)

Dated: June 21, 2010	/s/ Jason Dussault
Jason Dussault
Chief Executive Officer and President
(Principal Executive Officer)

Dated: June 21, 2010	/s/ Robert Mintak
Robert Mintak
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)