Form 10-Q
period 2010-07-31
Dussault Apparel Inc.
filed 2010-09-20
CIK 1383756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to________________________

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
[   ] YES    [   ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 111,990,000 common shares issued and outstanding as of September 17, 2010

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

DUSSAULT APPAREL INC.
(A Development Stage Company)
Balance Sheet

	July 31,	October 31,
	2010	2009
ASSETS	(Unaudited)
Current Assets
Cash	$42,048	$52,991
Accounts Receivable, net of allowance for doubtful accounts	29,486	41,273
Inventory	53,303	46,114
Total Current Assets	124,837	140,378

Notes Receivable	234,409	238,565

Property and Equipment, net	10,088	11,425
Other Assets
Trade Mark	44,484	-
Deposits	48,470	41,934
Total Assets	$462,288	$432,302

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable and accrued liabilities	$37,951	$100,551
Customer Deposits	-	5,986
Total Current Liabilities	37,951	106,537
Other Liabilities
Loan Payable	86,775	-
Total Liabilities	124,726	106,537

Stockholders' Equity
Common Stock, $0.001 par value; authorized 200,000,000 shares; issued and outstanding 67,212,000 shares as at July 31, 2010 67,212,000 shares as at October 31, 2009	67,212	67,212
Additional Paid-In Capital	10,511,314	10,511,314
Accumulated other comprehensive loss	37,908	(41,954)
Accumulated deficit during the development stage	(10,278,872)	(10,210,807)
Total Stockholders' Equity	337,562	325,765
Total Liabilities and Stockholders' Equity	462,288	432,302

DUSSAULT APPAREL INC.
(A Development Stage Company)
Statement of Operations
(Unaudited)

					For the
					period
					Aug. 1 2006
	For the three months ended		For the nine months ended		(inception) to
	July 31,		July 31,		July 31,
	2010	2009	2010	2009	2010
Revenue	$32,388	$81,744	$209,301	$526,092	$1,467,952
Cost of Sales	11,942	64,299	81,125	332,139	554,692
Operating Income	20,446	17,445	128,176	193,953	913,260
Selling Costs
Marketing	632		6,370	-	26,370
Advertising	9,378	3,374	9,378	64,412	110,921
Samples	-	41,014	-	127,569	60,659
Development - Vancouver	-	125,161	-	208,520	729,083
	10,010	169,549	15,748	400,501	927,033
General and Administrative Expenses:
Salaries & Wages	-	-	201	30,000	402,147
Professional Fees	17,987	26,688	54,850	109,989	514,111
Consulting	-	-	-	-	69,250
Occupancy Costs	12,324	26,587	31,681	26,587	90,701
Warehousing	-	-	-	-	81,550
Design	4,392	1,144	19,567	5,042	38,258
Depreciation	-	-	1,337	-	42,716
Retail Launch	-	-	-	-	5,777,175
Inventory markdown	-	-	-	-	1,827,166
Other Administrative Exp.	26,462	10,526	72,857	131,585	1,459,933
	61,165	64,945	180,493	303,203	10,303,007

Total Expenses	71,175	234,494	196,241	703,704	11,230,040

Net Income (Loss)	(50,729)	(217,049)	(68,065)	(509,751)	(10,316,780)
Currency translation adjustment	(92,772)	340	79,862	14,498	37,908

Comprehensive income (loss)	$(143,501)	$(216,709)	$11,797	$(495,253)	$(10,278,872)

Loss Per Common Share: Basic and diluted	$(0.00)	$(0.00)	$0.00	$(0.01)
Weighted average shares outstanding, basic and diluted	51,687,000	51,687,000	67,212,000	51,687,000

DUSSAULT APPAREL INC.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

			For the period
			Aug. 1 2006
	For the nine months ended		(inception) to
	July 31,		July 31,
	2010	2009	2010
Cash flows from operating activities:
Net loss	$(68,065)	$(509,751)	$(10,278,872)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	1,337		11,880
Stock issued for services			5,341,000
Change in operating assets and liabilities:
Accounts receivable	11,787	58,436	(29,486)
Accounts payable	(62,600)	5,034	37,951
Inventory	(7,189)	170,803	(53,303)
Deposits	(6,536)		(48,470)
Customer Deposits	(5,986)		-
Net cash (used by) operating activities	(137,252)	(275,478)	(5,019,300)
Cash flows from investing activities:
Sale (Purchase) of equipment		51,514	(21,968)
Purchase of Trade Mark	(44,484)		(44,484)
Net cash (used by) investing activities	(44,484)	51,514	(66,452)
Cash flows from financing activities:
Loan to Dayton Boots	4,156	8,109	(234,409)
Proceeds of loan	86,775	38,503	86,775
Subscription received		74,500
Common stock issued for cash			5,016,000
Contribution of capital assets			221,526
Net cash (used by) provided by financing activities	90,931	121,112	5,089,892
Effect of exchange rates on cash	79,862	14,498	37,908
Net increase (decrease) in cash	(10,943)	(88,354)	42,048
Cash, beginning of the period	52,991	163,214	-
Cash, end of the period	$42,048	$74,860	$42,048

Supplemental cash flow disclosure:
Interest paid	-	-	-
Taxes paid	-	-	-

DUSSAULT APPAREL INC.
(A Development Stage Company)
Statement of Stockholders' Equity
For the period from inception (August 1, 2006) to July 31, 2010
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

DUSSAULT APPAREL INC.
(A Development Stage Company)
Statement of Stockholders' Equity
For the period from inception (August 1, 2006) to July 31, 2010
(Unaudited)

				Accumulated	Accumulated
				Other	Deficit	Total
	Common Stock		Additional	Compre-	during the	Shareholders'
	Number of		Paid-In	hensive	Development	Equity
	Shares	Amount	Capital	Income	Stage	(Deficit)
Feb 28, 2009 issued stock for services at $0.01 per sh.	3,000,000	3,000	27,000			30,000
Net loss for the year ended October 31, 2010				(12,267)	(128,935)	(141,202)
Balances at October 31, 2009	67,212,000	$67,212	$10,511,314	$(41,954)	$(10,210,807)	$325,765
Net income for the nine months ended July 31, 2010				79,862	(68,065)	11,797
Balances at January 31, 2010	67,212,000	$67,212	$10,511,314	$37,908	$(10,278,872)	$337,562

DUSSAULT APPAREL INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2010
(Unaudited)
(Stated in U.S. Dollars)

Note 1 – Basis of Presentation and Nature of Operations

These interim financial statements as of and for the nine months ended July 31, 2010 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end October 31, 2009 report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the nine month period ended July 31, 2010 are not necessarily indicative of results for the entire year ending October 31, 2010.

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

Note 2 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the repted amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions and could have a material effect on the reported amounts of the Company’s financial position and results of operations.

Fair value of financial instruments

The Financial Accounting Standards Board issued ASC (Accounting Standards Codification) 820-10 (SFAS No. 157), “Fair Value Measurements and Disclosures" for financial assets and liabilities. ASC 820-10 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. FASB ASC 820-10 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. FASB ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by the standard that the Company uses to measure fair value:

-	Level 1: Quoted prices in active markets for identical assets or liabilities.

-

Level 2: Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

-	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying amounts of the Company’s financial instruments as of April 30, 2010, reflect

-	Cash: Level One measurement based on bank reporting.

-	Loans Receivable, Loans Payable: Level 2 based on promissory notes and terms.

Income taxes

The Company utilizes FASB ACS 740, “Income Taxes”, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

Recent Accounting Pronouncements

In May, 2009, the FASB issued FASB issued ASC 855 (SFAS No. 165), Subsequent Events, which established general accounting standards and disclosure for subsequent events. In accordance with SFAS No. 165, the Company has evaluated subsequent events through the date the financial statements were filed.

In June, 2009, the FASB issued their final SFAS, No. 168, “FASB Accounting Standards Codification”, (“ASC”), and the Hierarchy of Generally Accepted Accounting Principles”. This was reflected in the codification as FASB ASC 105, Generally Accepted Accounting Principles. “ASC” is the single source of authoritative US generally accepted accounting principles recognized by the FASB to be applied to nongovernmental entities. It is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of ASC 105 will not have an impact on the Company’s financial position, results of operations or cash flows.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company as at July 31, 2010 had not established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.

As shown in the accompanying financial statements, the Company incurred a net loss of $68,065 in the nine months ended July 31, 2010. The Company closed its retail outlet in November 2008. Its ability to continue as a going concern is dependent on the successful stimulation of wholesale sales or in other areas in order to fund operating losses and become profitable. If the Company is unable to make it profitable, the Company could be forced to cease development of operations. Management cannot provide any assurances that the Company will be successful in its retail operation. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Development-Stage Company

The Company is considered a development-stage company, with limited operating revenues during the periods presented. Such companies report their operations, shareholders deficit and cash flows since inception through the date that revenues are generated from management’s intended operations, among other things. Management has defined inception as August 1, 2006. Since inception, the Company has incurred operating losses totaling $10,316,780. The Company’s working capital has been generated through the sales of common stock and the sale/liquidation of inventory. Management has provided financial data since August 1, 2006 “Inception” in the financial statements, as a means to provide readers of the Company’s financial information to make informed investment decisions.

Inventory

Inventory was moved to the Vancouver office after the retail outlet in Los Angeles was closed in November, 2008. Inventories are stated at the lower of cost or market value. Market value represents net realizable value. Inventory is priced according to the FIFO “first in first out” method, and counted periodically. Inventory at the fiscal year end October 31, 2009 was marked down by $30,479 on slow moving items to $46,114. Current inventory at July 31, 2010 is $53,303.

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

The bridge loan advanced in Canadian funds equated to USD $293,000. The note is accompanied by restrictions on Dayton Boot regarding the acquisition of stock or votes or control of the Company or selling its stock to the Company. The note is being amortized by rent for company offices within Dayton Boot premises.

Note Payable

On May 12, 2010 the Company issued a promissory note to Asher Enterprises, Inc., a Delaware corporation, for $50,000. Subsequent additions to the note raised the total to $86,775 as of July 31, 2010. The note matures February 14, 2011 and accrues interest at 8%, and alternately 22% in the event of default. The loan is convertible to common stock at a conversion price of 58% of the market price.

Loss Per Share

Net loss per share is calculated in accordance with FASB ASC 260, Earnings Per Share, for the periods presented. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. The Company has potentially dilutive securities in a convertible loan payable, however the conversion would be anti-dilutive and is not considered in the calculation.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the nine months ended July 31, 2010 and 2009:

	2010	2009
Basic and diluted net loss per share:

Numerator
Net Earnings (Loss)	$11,797	$(495,253)

Denominator
Basic and diluted weighted average number of shares outstanding	67,212,000	51,687,000

Basic and Diluted Net Loss Per Share	$0.00	$(0.01)

Note 3 – Capital Structure

There were no changes to capital accounts in the nine months ended July 31, 2010. As of July 31, 2010 the Company had authorized 75,000,000 shares of $0.001 par value common stock, of which 67,212,000 shares were issued and outstanding.

Note 4 – Legal Proceedings

There were no legal proceedings against the Company with respect to matters arising in the ordinary course of business. Neither the Company nor any of its officers or directors is involved in any other litigation or is involved either as plaintiffs or defendants, and have no knowledge of any threatened or pending litigation against them or any of the officers or directors.

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

Loss Per Share

Net loss per share is calculated in accordance with SFAS 128, Earnings Per Share, for the periods presented. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. The Company has no potentially dilutive securities as of July 31, 2010.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the nine months ended July 31, 2010 and 2009:

	2010	2009
Basic and diluted net loss per share:

Numerator
Net Earnings (Loss)	$11,797	$(495,253)

Denominator
Basic and diluted weighted average number of shares outstanding	67,212,000	51,687,000

Basic and Diluted Net Loss Per Share	$(0.00)	$(0.01)

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended July 31, 2010 which are included herein.

Three month Summary ended July 31, 2010 and 2009

	Three Months Ended
	July 31
	2010	2009
Sales	$32,388	$81,711
Cost of Sales	$11,942	$64,299
Operating Expenses	$71,175	$234,494
Net Loss	$(50,729)	$(217,049)

Sales

Our sales for the three months ended July 31, 2010 were $32,388, compared to our sales for the three months ended July 31, 2009, which were $81,711, representing approximately a 60% decrease. The decrease in sales is due to change in distribution chain priorities. Our company is licensing its designs and collecting royalties.

Cost of Sales

Our cost of sales for the three months ended July 31, 2010 was $11,942 (37% of product sales), compared to our cost of sales for the three months ended July 31, 2009, which was $64,299 (79% of product sales). The decrease in sales is due to our change of distribution to licensing agreements. Our company is licensing its designs and collecting royalties. We expect that our cost of sales will remain decrease over the next twelve months, mainly due to distribution through licensing agreements.

Total Operating Costs

Our total operating expenses consist of salaries and wages, professional fees and general and administrative costs. For the three months ended July 31, 2010, our total operating expenses were $71,175 while they were $234,494 for the three months ended July 31, 2009. The decrease in our total operating costs is mainly due to a decrease in salaries and wages and professional fees. We expect to continue to increase our business activities, but we expect our total operating expenses to continue to decrease over the coming twelve months.

Nine month Summary ended July 31, 2010 and 2009

	Nine months Ended
	July 31
	2010	2009
Sales	$209,301	$526,092
Cost of Sales	$81,125	$332,139
Operating Expenses	$196,241	$703,704
Net Loss	$(68,065)	$(509,751)

Sales

Our sales for the nine months ended July 31, 2010 were $209,301, compared to our sales for the nine months ended July 31, 2009, which were $526,092, representing approximately a 60% decrease. The decrease in sales is due to our change of distribution to licensing agreements. Our company is now focusing collecting royalties on its designs sold through licensing agreements in addition to direct sales to retailers of select limited run collections.

Cost of Sales

Our cost of sales for the nine months ended July 31, 2010 was $81,125 (39% of product sales), compared to our cost of sales for the nine months ended July 31, 2009, which was $332,139 (63% of product sales). The decrease in our cost of sales is mainly due our change of distribution to licensing agreements. Our company is now licensing its designs through licensing agreements. Our licensing partners pay production and distribution costs.

We expect that our cost of sales will remain decrease over the next twelve months, mainly due to maximizing efficiencies and increased use of licensing.

Total Operating Costs

Our total operating expenses consist of salaries and wages, professional fees and general and administrative costs. For the nine months ended July 31, 2010, our total operating expenses were $196,241 while they were $668,306 for the nine months ended July 31, 2009. The decrease in our total operating costs is mainly due to a decrease in salaries and wages, professional fees and other administrative expenses. We expect to continue to increase our business activities, but we expect our total operating expenses to continue to decrease over the coming twelve months.

Liquidity and Financial Condition

Working Capital

	At	At
	July 31,	October 31,
	2010	2009
Current assets	$124,837	$140,377
Current liabilities	$37,951	$106,537
Working capital	$86,886	$33,840

Cash Flows

	Nine Months Ended
	July 31,	July 31,
	2010	2009
Net Cash (Used by) Operating Activities	$(137,252)	$(275,478)
Net Cash (Used by) Investing Activities	$(44,484)	$51,514
Net Cash (Used by)Provided by Financing Activities	$90,931	$121,112
Net increase (decrease) in cash during period	$(10,943)	$(88,354)

We had cash in the amount of $42,048 as of July 31, 2010 as compared to $52,991 as of October 31, 2009. We had a working capital surplus of $86,886 as of July 31, 2010 compared to a working capital surplus of $33,840 as of October 31, 2009.

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

As of July 31, 2010, the end of our second quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our chief financial officer (also our principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our chief financial officer (also our principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended July 31, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

To date we have had minimal cash flows from operations and we have been dependent on sales of our equity securities to meet our cash requirements. As of July 31, 2010, we had working capital surplus of $86,886. We do not expect positive material cash flow from operations in the near term. We have estimated that we may require up to $100,000 to carry out our plan in regards to retail fashion during the twelve month period ended July 31, 2011. However, there is no assurance that actual cash requirements will not exceed our estimates.

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

DUSSAULT APPAREL INC.
(Registrant)

Dated: September 20, 2010	/s/ Jason Dussault
Jason Dussault
Chief Executive Officer and President
(Principal Executive Officer)

Dated: September 20, 2010	/s/ Robert Mintak
Robert Mintak
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)