Form 10-K
period 2010-10-31
Dussault Apparel Inc.
filed 2011-02-14
CIK 1383756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2010

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [   ] to [   ]

Commission file number 000-52452

DUSSAULT APPAREL INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0513727
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2250 East Hastings Street, Vancouver, BC	V5L 1V4
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(604) 973 0283

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

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
Yes [   ]     No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]     No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on April 30, 2010 was $4,678,135 based on a $0.045 closing price for the Common Stock on April 30, 2010. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

122,958,557 as of February 14, 2011

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1.      Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us" and "our company" mean Dussault Apparel Inc., unless the context clearly requires or states otherwise.

Corporate Overview

The address of our principal executive office is 2250 East Hastings Street, Vancouver, BC V5L 1V4. Our telephone number is – (604) 973 0283.

Our common stock is quoted on the OTC Bulletin Board under the symbol "DUSS".

Corporate History

We were incorporated on August 1, 2006, in the State Nevada under the name Release Your Lease Inc. Our initial business plan was to create a web-based service for buyers and sellers of leased automobiles. Our stock was listed for trading on the OTC Bulletin Board on March 14, 2007 under the symbol "RLYL". A decision was made by new management, to change the corporate direction of our company and to pursue opportunities in the retail fashion industry.

Effective June 11, 2007, we completed a merger with our wholly subsidiary Dussault Apparel Inc. As a result, we changed our name from "Release Your Lease Inc." to "Dussault Apparel Inc." We changed the name of our company to better reflect the anticipated direction and business of our company. On June 11, 2007, our symbol changed to "DUSS". The subsidiary was created solely for the purpose of the merger and change of name.

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

On November 8, 2007, we opened our first retail location on Melrose Avenue, Los Angeles, California. Our Melrose location featured women’s and men’s Ready-To-Wear collections as well as jewelry, luggage and headwear. On October 31, 2008, we elected to close our store located on Melrose Avenue in Los Angeles, California and ceased all operations relating to this location. Given the losses associated with our Melrose location, and the market circumstances for retailers, management was of the view such closure was necessary to prevent further losses and conserve working capital.

On April 15, 2009, our company entered into an assignment of royalty with Jason Dussault. The assignment of royalty provides for the payment by Jason Dussault of 5% of the royalties received by him pursuant to a merchandising license agreement with Gene Simmons Company and USPA Accessories LLC for the license of "Moneybag" intellectual property and related products, pursuant to and in accordance with the terms and conditions of a merchandising license agreement. Jason Dussault has agreed to provide sales and design services under a merchandising license agreement in consideration for royalty payments from 4.5% to 7.5% of gross income from sales derived under a merchandising license agreement. From any royalty payments that may become and payable to Jason Dussault, Mr. Dussault has agreed to assign to our company 5% of the gross income and has agreed to assign to our company to his rights, title and interest in and to the amount of the royalty. We have been advised that the underlying license agreement with Gene Simmons Company and USPA Accessories LLC has been terminated. As a result we will not be receiving any assigned royalty payments.

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

On January 10, 2011, we announced that we will create a custom design wrap, embroidered interior, and custom metal work for a champion towboat offered by Centurion World Championship Towboats and distributed through award-winning boat dealer, Breakwater Marine. The custom design wrap will be unveiled during day one at the 2011 Vancouver International Boat Show, returning February 9th to 13th at its new venue, the Vancouver Convention Centre in Vancouver, British Columbia. The custom one-of-a-kind Dussault Centurion ENZO watercraft, valued at $150,000.00, will be sold to the highest bidder by the end of the Show, with partial proceeds benefiting Canuck Place Children's Hospice and the Make A Wish Foundation. As part of the design project, Jason Dussault will also be creating two custom life jackets and a custom surfboard wrap. These items will be on display throughout the show and then awarded to show attendees through a random draw.

We will continue to focus on our remaining operations and distribution arrangements and will seek additional opportunities in the apparel retail sector.

Our Current Business

Our current business is primarily limited to licensing our Deuce Collection of apparel such as hats and t-shirts , we also will continue to produce limited collections of our Dussault luxury hoodies and Dussault Headwear when deemed economically viable. We also design skateboards and swimwear for promotional events, we outsource the manufacturing of promotional items to third parties.We have also begun selling limited edition prints of our artwork through our company website . Any limited collections of Dussault hoodies and headware are only produced based upon demand. We outsource the manufacturing of these orders to third parties. Upon submission and receipt of the order the client / retailer is required to prepay 50% of the order, with the balance payable on delivery. When we place the order with a manufacturer for production, we pay for the manufacturing costs upon completion. We do not have any agreements in place for manufacturing, given this model. Given this order by order business model, we can function without maintaining large inventories and reduced warehousing of products. We do incur costs of sample production. Our design functions are carried out at our head office location. Any Dussault hoodies that are produced are manufactured in Canada, licensed products are managed entirely by our license partners we only incur cost of design and sampling the license tee shirts are manufactured in the United States, Canada and China, our licensed head ware is manufactured in China.

We do have distribution agreements in regards to our "Deuce" collection in Canada, and for our head ware collection in the United States as follows:

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

Distribution Methods Of Our Products

Our products are sold in Canada through retail stores, upscale retailers, boutiques and specialty stores and our company’s website

At present, our products are available in approximately 100 retail locations primarily across Western Canada, through approximately 40 different retailers. Given that such retailers only carry on an order by order basis, we can provide no assurances that such retailers will continue to purchase and carry our products on any ongoing basis. Our products are also available online through our company’s website.

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

Marketing

Our main focus of marketing our company is the reality television show "Dussault Inc.", produced by Paperny Films. Filming for Season One of the show has been completed and aired in Canada on the Biography Channel. The show is expected to air on Citytv in early summer 2011. The show follows the daily life of designer Jason Dussault and the staff of Dussault Apparel. Paperny films has announced the second season will begin filming in Los Angeles in the spring of 2011.

Our other method of marketing is viral. From short films to animations and music videos and collaborations with manufacturers of products that tie in with the premium apparel experience demographic our company is targeting. We are constantly developing and airing branded videos on YouTube.com, Facebook.com and communicated through twitter and blogs. The viral marketing method allows us to cost-effectively reach a wider market on an ongoing basis.

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

We also utilize street teams of Dussault followers to promote our line in the night life club scene. Our hoodies are being consistently promoted through fashion shows, concerts, and industry parties. The cost incurred for this type of marketing is through merchandise and marketing materials give aways.

Competition

We face intense competition in the apparel industry from other established companies. A number of our competitors may have significantly greater financial, technological, manufacturing, sales, marketing and distribution resources than we do. Their greater capabilities in these areas may enable them to better withstand periodic downturns in the apparel industry, compete more effectively on the basis of price and production and more quickly develop new products. In addition, there are low barriers of entry into this industry and new companies may enter the markets in which we compete, further increasing competition in the industry. We believe that our ability to compete successfully depends on a number of factors, including the style and quality of our products and the strength of our brand name, as well as many factors beyond our control. We may not be able to compete successfully in the future, and increased competition may result in price reductions, reduced profit margins, loss of market share and an inability to generate cash flows that are sufficient to maintain or expand our development and marketing of new products, which would adversely impact the trading price of our common stock.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending October 31, 2011.

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

Employees

Currently, our only employees are our directors and officers, who include Jason Dussault, our president, chief executive officer, secretary, treasurer and sole director, Robert Mintak, our chief operating officer and chief financial officer and Jason Sundar, our VP corporate finance. No cash salaries are paid to any of the officers or directors at present.

We do not expect to hire new employees over the next 12 month period.

Intellectual Property

We own and operate the following registered internet domain names:

  www.dussaultapparel.com;

  www.dussualtink.com; and

  www.deuceink.com

  www.dussaultjeans.com,

We own and operate the following trademark:

  Dussault Custom Ink Trademark. In addition, we acquired all rights to the tradename “Open Sundaes.” As of the date of this report no formal filing reserving this tradename has been made, but it is anticipated that applicable filings will be undertaken in the very near future in order to perfect our rights to this tradename.

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

To date we have had minimal cash flows from operations and we have been dependent on sales of our equity securities to meet our cash requirements. As of October 31, 2010, we had working capital surplus of $62,425. We do not expect positive material cash flow from operations in the near term. We have estimated that we may require up to $75,000 to carry out our plan in regards to retail fashion during the twelve month period ended October 31, 2011. However, there is no assurance that actual cash requirements will not exceed our estimates.

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

We rely on contract manufacturing of our products. Our inability to secure production sources meeting our quality, cost, working conditions and other requirements, or failures by our contractors to perform, could harm our sales, service levels and reputation.

We source our products from independent manufacturers who purchase fabric and other raw materials. As a result, we must locate and secure production capacity. We depend on independent manufacturers to maintain adequate financial resources, secure a sufficient supply of raw materials, and maintain sufficient development and manufacturing capacity in an environment characterized by continuing cost pressure and demands for product innovation and speed-to-market. In addition, we do not have material long-term contracts with any of our independent manufacturers, and these manufacturers generally may unilaterally terminate their relationship with us at any time.

Our dependence on contract manufacturing could subject us to difficulty in obtaining timely delivery of products of acceptable quality. A manufacturer's failure to ship products to us in a timely manner or to meet our quality standards could cause us to miss the delivery date requirements of our wholesale customers. In addition, any interference with our ability to receive shipments from those manufacturers, such as conditions at ports or issues that otherwise affect transportation and warehousing providers, could cause delayed delivery of product. Additionally, if we experience a significant increase in demand, or if we need to replace any of the manufacturers that we currently use, we may have to expand our third party manufacturing capacity. We cannot assure you that this capacity will be available to us, or available on terms that are acceptable to us. Failing to make timely deliveries may cause our customers to cancel orders, refuse to accept deliveries, impose non-compliance charges through invoice deductions or other charge-backs, demand reduced prices or reduce future orders, any of which could harm our sales and margins.

Our success depends on the continued protection of our trademark and other proprietary intellectual property rights.

Our trademark and other intellectual property rights are important to our success and competitive position, and the loss of or inability to enforce trademark and other proprietary intellectual property rights could harm our business. Despite any precautions we may take to protect our intellectual property, policing unauthorized use of our intellectual property is difficult, expensive and time consuming, and we may be unable to adequately protect our intellectual property or determine the extent of any unauthorized use, particularly in those foreign countries where the laws do not protect proprietary rights as fully as in Canada or the United States. Our efforts to establish and protect our trademark and other proprietary intellectual property rights may not be adequate to prevent imitation or counterfeiting of our products by others or to prevent others from seeking to block sales of our products for violating their trademarks and proprietary rights. Unauthorized copying of our products or unauthorized use of our trademarks or other proprietary rights may not only erode sales of our products but may also cause significant damage to our brand names and our ability to effectively represent ourselves to our customers. Also, we cannot assure you that others will not assert rights in, or ownership of, our trademarks and other proprietary rights, that our proprietary rights would be upheld if challenged or that we would, in that event, not be prevented from using our trademarks, any of which could have a material adverse effect on our financial condition and results of operations. Further, we could incur substantial costs in legal actions relating to our use of intellectual property or the use of our intellectual property by others. Even if we are successful in these actions, the costs we incur could have a material adverse effect on us.

The loss of our Chief Executive Officer or other key management personnel would have an adverse impact on our future development and could impair our ability to succeed.

Our performance is substantially dependent upon the expertise of our Chief Executive Officer, Jason Dussault, and other key management personnel. Mr. Dussault spends all of his working time on our business. It may be difficult to find qualified individuals to replace Mr. Dussault or other key management personnel if we were to lose any one or more of them. The loss of Mr. Dussault or any of our key management personnel could have a material adverse effect on our business, development, financial condition, and operating results. We do not maintain "key man" insurance with respect to Mr. Dussault or any of our other key management personnel, and any of them may leave us at any time, which could severely disrupt our business and future operating results.

Our licensees may not comply with our product quality, manufacturing standards, marketing and other requirements.

We license our trademarks to third parties for manufacturing, marketing and distribution of various products. While we enter into agreements with our licensees covering product design, product quality, sourcing, manufacturing, marketing and other requirements, our licensees may not comply fully with those agreements. Non-compliance could include marketing products under our brand names that do not meet our quality and other requirements or engaging in manufacturing practices that do not meet our standards. These activities could harm our brand equity, our reputation and our business.

Violation of labor laws and practices by our licensees or suppliers could harm our business.

We require our licensing partners and suppliers to operate in compliance with applicable laws and regulations. While our code of conduct promotes ethical business practices, we do not control our licensees or suppliers or their labor practices. The violation of labor or other laws by any of our licensees or suppliers, or divergence of a licensee's or supplier's labor practices from those generally accepted as ethical in Canada or the United States, could interrupt or otherwise disrupt the shipment of our products, harm the value of our trademarks, damage our reputation or expose us to potential liability for their wrongdoings.

Our quarterly sales and operating results fluctuate as a result of a variety of factors, including seasonal fluctuations in demand for premium apparel and related categories, and accessories, delivery date delays, recognition of stock-based compensation and potential fluctuations in our annualized tax rate, which may result in volatility of our stock price.

Our quarterly sales and operating results have varied significantly in the past and can be expected to fluctuate in the future due to a number of factors, many of which are beyond our control. For example, sales of our products have historically been somewhat seasonal in nature with the largest sales generally occurring in the second half of the year. Delays in scheduling or pickup of products by our licensing partners wholesale customers could negatively impact our revenues and results of operations for any given quarter. As a result of these specific and other general factors, our operating results will likely vary from quarter to quarter and the results for any particular quarter may not be necessarily indicative of results for the full year. Any shortfall in sales or net income from levels expected by securities analysts and investors could cause a decrease in the trading price of our common stock.

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

Item 1B.  Unresolved Staff Comments

As a "smaller reporting company", we are not required to provide the information required by this Item.

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

Item 4.      [Removed and Reserved]

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares of common stock are currently trading on the OTC Bulletin Board under the Symbol "DUSS.OB". Our shares of common stock were initially approved for quotation on the OTC Bulletin Board on March 14, 2007 under the symbol, "RLYL". On June 11, 2007, we changed our name to "Dussault Apparel Inc." upon completion of our merger with our wholly owned subsidiary, "Dussault Apparel Inc." and our trading symbol was changed to our current trading symbol, "DUSS.OB".

The following table reflects the high and low bid information for our common stock obtained from Stockwatch and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board
Quarter Ended	High	Low
October 31, 2010	$0.0285	$0.006
July 31, 2010	$0.0475	$0.018
April 30, 2010	$0.075	$0.012
January 31, 2010	$0.069	$0.019
October 31, 2009	$0.071	$0.02
July 31, 2009	$0.12	$0.0116
April 30, 2009	$0.0225	$0.001
January 31, 2009	$0.15	$0.011
October 31, 2008	$0.69	$0.12

As of January 13, 2011, there were 42 holders of record of our common stock and 122,958,557 common shares were issued and outstanding.

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

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended October 31, 2010.

Item 6.      Selected Financial Data

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended October 31, 2010 and October 31, 2009 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 8 of this annual report.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Cash Requirements

Over the next twelve months we intend to use any funds that we may have available to fund our operations.

Not accounting for our working capital surplus of $62,425 as of October 31, 2010, we require additional funds of approximately $75,000 at a minimum to proceed with our plan of operation over the next twelve months. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities, through loans or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

Our auditors have issued a going concern opinion for our year ended October 31, 2010. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. As we had cash in the amount of $30,833 and a working capital surplus in the amount of $62,425 as of October 31, 2010, we do not have sufficient working capital to enable us to carry out our stated plan of operation for the next twelve months. We plan to complete debt financings and/or private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operation and to fund our working capital deficit in order to enable us to pay our accounts payable and accrued liabilities. We currently do not have any arrangements in place for the completion of any debt financings or private placement financings and there is no assurance that we will be successful in completing any debt financing or private placement financing.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending October 31, 2011.

Research and Development

We do not intend to allocate any funds to research and development over the twelve months ending October 31, 2011.

Results of Operations for the Years Ended October 31, 2010 and 2009

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended October 31, 2010 and 2009.

Our operating results for the years ended October 31, 2010 and 2009 are summarized as follows:

	Year Ended
	October 31,
	2010	2009
Sales	$216,815	$610,923
Cost of Sales	$185,361	$159,178
Operating Expenses	$1,078,643	$580,680
Net Loss from Operations	$(1,028,400)	$(57,901)

Sales

Our sales for the year ended October 31, 2010 were $216,815, compared to our sales for the year ended October 31, 2009, which were $610,923, representing approximately a 64% decrease. This decrease in sales is primarily due to our shift from being a manufacturer-wholesaler of our Dussault Apparel Collection of luxury hoodies and apparel lines and moving towards a licensing model. Due to this transition in the business model we missed the fall and winter selling cycle, traditionally the largest sales season. We are now working on the industry seasonal selling cycle.

We expect our revenue to grow as we are now on the industry selling cycle and have established relationships with our licensing partners and have collections ready for the upcoming seasons and we further establish our presence within premium retail channels.

During the year ended October 31, 2010 our company did not recognize an inventory markdown (as compared to a markdown of $35,640 for the year ended October 30, 2009 and a markdown of $1,791,526 during the year ended October 31, 2008). The underlying reasons for the markdown during the year ended October 31, 2008 were as follows: the inventory arrived in the summer of 2007. The inventory constituted the Winter Collection for 2007-2008. Our company was unsuccessful in generating large enough sales to turn the inventory during the season. Fashion companies must always be presenting new products to clients, when an item does not sell it is marked down to sell, unfortunately the general economic situation was rapidly deteriorating in the summer /fall of 2008 with retailers and manufacturers liquidating stock, closing outlets and cutting back on purchases. These circumstances made it difficult to sell the inventory to the traditional apparel clearance channels. Additionally sales at the Dussault Store in Los Angeles were virtually non- existent. Our company made the decision to protect its cash on hand and close the Dussault Store in Los Angeles. With no staff remaining in Los Angeles to oversee and manage warehoused inventory and not enough capital to transport and store the inventory in Canada we sold the inventory at the best price and terms we could get at the time. The markdown value was based upon the sale price negotiated with the buyer of the inventory.

Cost of Sales

Our cost of sales for the year ended October 31, 2010 was $185,361 (85% of product sales), compared to our cost of sales for the year ended October 31, 2009, which was $159,178 (26% of product sales). The decrease in our cost of sales is mainly due to decreased sales and the transition from manufacturer to licensor. We expect that our cost of sales will decrease over the next twelve months, mainly due to our focus primarily on licensing projects and that sampling and literature support is in place related to these sales.

Future cost of sales may be impacted by the inclusion of new brands which may have product cost structures and margins different from those of our existing product lines, the effects of inflation and changing prices from our suppliers and fluctuations in foreign currency rates as certain costs are incurred in foreign currencies.

Inventory Markdown

Inventory was marked down during the fiscal years as follows:

October 31, 2010	October 31, 2009
$Nil	$35,640

During our October 31, 2008 year end, we recognized a markdown of 1,791,526. The markdown was occasioned by the planned closure of our company’s retail outlet on Melrose Drive in Los Angeles, which occurred November 2008. The loss of our company’s retail outlet left our company no alternative but to sell the majority of inventory to discounters below cost. The markdown was calculated as the difference between recorded cost and the amount realized in the discounted sale, the amount realized being $181,847.50. No estimates were involved.

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

Operating Expenses

For the year ended October 31, 2010, our total operating expenses were $1,078,643 as compared to $580,680 for the year ended October 31, 2009. The increase in our total operating costs is mainly due to an increase in wages, consulting fees, intellectual property acquisition and bad debts.

We expect to continue to increase our business activities and we expect our total operating expenses, excluding stock-based compensation, to continue to remain stable or decrease over the coming twelve months. We expect any future increases in our total operating expenses to decrease as a percentage of total revenue.

Liquidity and Financial Condition

Working Capital
	At October 31,	At October 31,
	2010	2009

Current Assets	$76,397	$140,377
Current Liabilities	$13,972	$106,537
Working Capital	$62,425	$33,840

Cash Flows
	At October 31,	At October 31,
	2010	2009

Net Cash (Used by) Operating Activities	$(66,683)	$(264,298)
Net Cash (Used by) Provided by Investing Activities	$(108,859)	$120,401
Net Cash Used by) Provided by Financing Activities	$104,703	$54,434
Effect of Exchange Rate Changes	$46,681	$(20,760)
Increase (Decrease) In Cash During The Period	$(22,158)	$(110,223)

We had cash in the amount of $30,833 as of October 31, 2010 as compared to $52,991 as of October 31, 2009. We had a working capital surplus of $62,425 as of October 31, 2010 compared to working capital surplus of $33,840 as of October 31, 2009.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions. During the year ended October 31, 2010, we raised $75,000 from the sale of our common stock.

Future Financings

Presently, our revenues may not be sufficient to meet our operating and capital expenses.

Our capital requirements are difficult to plan in light of our current strategy to limit our operations and our products. Since our inception, we have been dependent on investment capital as an important source of liquidity. Our operations presently are generating negative cash flow, and we do not expect positive cash flow from operations in the near term. We need to secure additional working capital in the short-term in order to sustain our operations and execute our business plan. We have incurred operating losses since inception, and this is likely to continue into the year ended October 31, 2011.

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

Contractual Obligations

As a "smaller reporting company", we are not required to provide tabular disclosure obligations.

Going Concern

We have suffered recurring losses from operations and are dependent on our ability to raise capital from stockholders or other sources to meet our obligations and repay our liabilities arising from normal business operations when they become due. In their report on our audited financial statements for the year ended October 31, 2010, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosure describing the circumstances that lead to this disclosure by our independent auditors.

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

Inventory

Inventory was moved to the Vancouver office after the retail outlet in Los Angeles was closed in November, 2008. Inventories are stated at the lower of cost or market value. Market value represents net realizable value. Inventory is priced according to the FIFO “first in first out” method, and counted periodically. Current inventory at October 31, 2010 is $41,548.

Loss Per Share

Net loss per share is calculated in accordance with FASB ASC 260, Earnings Per Share, for the periods presented. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Our company has potentially dilutive securities in a convertible loan payable, however the conversion would be anti-dilutive and is not considered in the calculation.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended October 31, 2010 and 2009:

	2010	2009

Basic and diluted net loss per share:

Numerator

Net Earnings (Loss)	$(979,719)	$(595,661)

Denominator

Basic and diluted weighted average number of shares outstanding	81,992,186	65,101,863

Basic and Diluted Net Loss Per Share	$(0.01)	$(0.01)

Recent Accounting Pronouncements

In May, 2009, the FASB issued FASB issued ASC 855 (SFAS No. 165), Subsequent Events, which established general accounting standards and disclosure for subsequent events. In accordance with SFAS No. 165, our company has evaluated subsequent events through the date the financial statements were filed.

In June, 2009, the FASB issued their final SFAS, No. 168, “FASB Accounting Standards Codification”, (“ASC”), and the Hierarchy of Generally Accepted Accounting Principles”. This was reflected in the codification as FASB ASC 105, Generally Accepted Accounting Principles. “ASC” is the single source of authoritative US generally accepted accounting principles recognized by the FASB to be applied to nongovernmental entities. It is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of ASC 105 will not have an impact on our company’s financial position, results of operations or cash flows.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 8.      Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors and Shareholders
Dussault Apparel Inc.
Vancouver, B.C., Canada

I have audited the accompanying balance sheet of Dussault Apparel Inc. as of October 31, 2010 and 2009 and the related statements of operations, of shareholders’ equity (deficit) and of cash flows for the years ended October 31, 2010 and 2009 These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, based on my audit, the financial statements referred to above present fairly, in all material respects, the financial position of Dussault Apparel Inc. as of October 31, 2010 and 2009 and the results of its operations and its cash flows for the years ended October 31, 2010 and 2009 in conformity with United States generally accepted accounting principles.

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company as at October 31, 2010 had not established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. These factors raise substantial doubt concerning the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent on the successful stimulation of sales in order to fund operating losses and become profitable. If the Company is unable to make it profitable, the Company could be forced to cease development of operations. Management cannot provide any assurances that the Company will be successful in its operation. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern

The Company has determined that it is not required to have, nor was I engaged to perform, an audit of the effectiveness of its documented internal controls over financial reporting.

/s/

John Kinross-Kennedy
Certified Public Accountant
Irvine, California
February 12, 2011

DUSSAULT APPAREL INC.
Balance Sheet as at October 31, 2010 and 2009

	2010	2009
		(Restated)
ASSETS		Note 3
Current Assets
Cash	$30,833	$52,991
Accounts Receivable	4,016	52,477
Allowance for Doubtful Accounts	-	(11,204)
Inventory	41,548	46,114
Total Current Assets	76,397	140,378
Notes Receivable	112,127	238,565
Property and Equipment, net	6,552	11,425
Other Assets
Trade Mark	183,859	-
Deposits	1,933	41,934
Total Assets	$380,868	$432,302
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable and accrued liabilities	$13,972	$100,551
Customer Deposits	-	5,986
Total Current Liabilities	13,972	106,537
Other Liabilities
Loan Payable	88,000	-
Total Liabilities	101,972	106,537
Stockholders' Equity
Common Stock, $0.001 par value; authorized 200,000,000 shares; issued and outstanding 111,990,000 shares as at October 31, 2010 67,212,000 shares as at October 31, 2009	111,990	67,212
Additional Paid-In Capital	11,845,352	10,065,348
Accumulated deficit during the development stage	(10,656,773)	(9,764,841)
Deficit	(1,028,400)	-
Accumulated other comprehensive income (loss)	6,727	(41,954)
Total Stockholders' Equity	278,896	325,765
Total Liabilities and Stockholders' Equity	$380,868	$432,302

DUSSAULT APPAREL INC.
Statement of Operations
For the year ended and three months ended October 31, 2010

	For the three months ended		For the year ended
	October 31,		October 31,
	2010	2009	2010	2009
				(Restated)
				Note 3
Revenue	$27,629	$82,861	$216,815	$610,923
Cost of Sales	6,813	27,288	185,361	159,178
Operating Income	20,816	55,573	31,454	451,745
General and Administrative Expenses:
Salaries & Wages	216,978	41,404	350,732	71,404
Professional Fees	19,019	38,395	50,729	148,384
Consulting	503,982	69,250	369,161	69,250
Occupancy Costs	13,522	4,467	50,017	31,054
Advertising	11,286	-	12,512	47,127
Design	3,831	(702)	23,427	4,340
Depreciation	4,873	4,866	5,887	4,866
Inventory markdown	-	35,640	-	35,640
Bad Debts	109,735	-	109,735	-
Other Administrative Exp.	29,800	72,428	106,443	168,615
Total Expenses	913,026	265,748	1,078,643	580,680

Operating Income (Loss)	(892,210)	(210,175)	(1,047,189)	(128,935)

Other Income
Royalties	5,040	-	18,663	-
Interest Income	51	-	126	-

Reclassification of Vancouver expenses		$(111,492)	-	(445,966)
	5,091	(111,492)	18,789	(445,966)

Net Income (Loss)	(887,119)	(321,667)	(1,028,400)	(574,901)

Currency translation adjustment	41,476	(7,589)	48,681	(20,760)

Comprehensive income (loss)	$(845,643)	$(329,256)	$(979,719)	$(595,661)

Loss Per Common Share:
Basic and diluted	($0.01)	($0.00)	($0.01)	($0.01)

Weighted average shares outstanding, basic and diluted	111,555,217	67,212,000	81,992,186	65,101,863

DUSSAULT APPAREL INC.
Statement of Stockholders' Equity
For the period from August 1, 2006 to October 31, 2010

				Accumulated	Accumulated
				Other	Deficit		Total
	Common Stock		Additional	Compre-	during the		Shareholders'
	Number of		Paid-In	hensive	Development		Equity
	Shares	Amount	Capital	Income	Stage	Deficit	(Deficit)
Inception: August 1, 2006	-	$-	$-	$-	$-	$-	$-
Aug. 31, 2006: issued stock for cash at $0.02 per share	1,500,000	1,500	13,500				15,000
Oct31, 2006: issued stock for cash at $0.02 per share	1,550,000	1,550	29,450				31,000
Net loss for period January 12 - October 31, 2006					(2,154)		(2,154)
Balances at October 31, 2006	3,050,000	$3,050	$42,950	$-	$(2,154)	$-	$43,846
Nov. 8, 2006: issued stock for cash at $0.02 per share	450,000	450	8,550				9,000
Balances before 14 for 1 forward common stock split	3,500,000	3,500	51,500		(2,154)		52,846
Jun 11, 2007: 14 for 1 forward common stock split	45,500,000	45,500	(45,500)				-
Balances after 14 for 1 forward common stock split	49,000,000	$49,000	$6,000	$-	$(2,154)	$-	$52,846
Aug31, 2007 issued stock for services at $1.00 per sh.	5,272,000	5,272	5,266,728				5,272,000
Aug. 31, 2007 issued stock for cash at $1.00 per share	2,215,000	2,215	2,212,785				2,215,000
Net loss for year ended October 31, 2007					(5,921,650)		(5,921,650)

Balances at October 31, 2007	56,487,000	$56,487	$7,485,513	$-	$(5,923,804)	$-	$1,618,196

Nov. 23, 2007: stock returned to Treasury	(13,000,000)	(13,000)	13,000				-
April 30, 2008 contribution of Vancouver office assets			667,242				667,242
Apr. 28, 2008 issued stock for cash at $1.00 per share	1,275,000	1,275	1,273,725				1,275,000
Oct. 7, 2008 issued stock for cash at $1.20 per share	6,925,000	6,925	1,378,075				1,385,000
Net loss for the year ended October 31, 2008				(21,194)	(4,158,068)		(4,179,262)

Balances at October 31, 2008	51,687,000	$51,687	$10,817,555	$(21,194)	$(10,081,872)	$-	$766,176

Overcontribution of Vancouver assets			(445,966)				(445,966)
Oct. 14, 2008 stock surrendered to Treasury and cancelled	(1,500,000)	(1,500)	1,500				-
Nov. 13, 2008 issued stock for cash at $0.01 per share	8,600,000	8,600	77,400	$(8,493)			77,507
Nov. 14, 2008 stock surrendered to Treasury and cancelled	(500,000)	(500)	500				-
Nov. 24, 2008 issued stock for services at $0.01 per share	425,000	425	3,825				4,250
Nov. 26, 2008 issued stock for services at $0.01 per share	600,000	600	5,400				6,000
Feb. 2, 2009 issued stock for services at $0.01 per sh.	2,900,000	2,900	26,100				29,000
Feb 28, 2009 issued stock for services at $0.006 per sh.	5,000,000	5,000	25,000				30,000
Net loss for the year ended October 31, 2010				(12,267)	(128,935)		(141,202)

Balances at October 31, 2009	67,212,000	$67,212	$10,511,314	$(41,954)	$(10,210,807)	$-	$325,765

December 4, 2009 stock surrendered to Treasury	(1,972,000)	(1,972)	1,972				-
May 18, 2010 issued stock for cash at $0.005 per share	15,000,000	15,000	60,000				75,000
May 18, 2010 issued stock for compensation at $0.027 per share	13,000,000	13,000	338,000				351,000
May 18, 2010 issued stock for services at $0.027 per share	12,750,000	12,750	331,500				344,250
July 9, 2010 issued stock for trademark at $0.028 per share	5,000,000	5,000	135,000				140,000

September 9, 2010 issued stock for services at $0.0226 per share	1,000,000	1,000	21,600				22,600
October 31, 2010: prior period adjustment (Note 3)			445,966		(445,966)		-
Net loss for the year ended October 31, 2010				48,681		(1,028,400)	(979,719)
Balances at October 31, 2010	111,990,000	$111,990	$11,845,352	$6,727	$(10,656,773)	$(1,028,400)	$278,896

DUSSAULT APPAREL INC.
Statement of Cash Flows
For the years ended October 31, 2010 and 2009

	For the year ended
	October 31,
	2010	2009
		(Restated)
Cash flows from operating activities:		Note 3
Net loss	$(1,028,400)	$(574,901)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	4,873	5,690
Stock issued for services	366,850	69,250
Stock issued for compensation	351,000	-
Stock issued for patent	140,000	-
Inventory markdown	-	30,479
Writedown of note receivable	109,735	-
Contribution of capital assets	-	(445,966)
Allowance for doubtful accounts	(11,204)	11,204
Prior period adjustment to expenses (Note 3)	-	445,966
Change in operating assets and liabilities:
Accounts receivable	48,461	6,709
Accounts payable	(86,579)	94,114
Inventory	4,566	105,254
Deposits	40,001	(18,083)
Customer Deposits	(5,986)	5,986
Net cash (used by) operating activities	(66,683)	(264,298)
Cash flows from investing activities:
Common stock issued for cash	75,000	86,000
Sale (Purchase) of equipment	-	34,401
Purchase of Trade Mark	(183,859)	-
Net cash (used by) provided by investing activities	(108,859)	120,401
Cash flows from financing activities:
Proceeds of loan receivable	16,703	54,434
Proceeds of loan	88,000	-
Net cash provided by financing activities	104,703	54,434
Effect of exchange rates on cash	48,681	(20,760)
Net increase (decrease) in cash	(22,158)	(110,223)
Cash, beginning of the period	52,991	163,214
Cash, end of the period	$30,833	$52,991
Supplemental cash flow disclosure:
Interest paid	-	-
Taxes paid	-	-

DUSSAULT APPAREL INC.
NOTES TO THE FINANCIAL STATEMENTS
October 31, 2010
(Stated in U.S. Dollars)

Note 1 – Basis of Presentation and Nature of Operations

These audited financial statements as of and for the year ended October 31, 2010 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature, with the exception of a prior period adjustment per Note 3.

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

Current Business of the Company

The Company moved operations to Vancouver in 2009, where it now primarily designs apparel for its licensing partners, the Company continues to wholesale limited collections of its luxury apparel to retail outlets Canada. Our Apparel is designed and samples manufactured locally. The Company is has transitioned from being a manufacturer – wholesaler toward licensing its trademark to other wholesalers in the Canada-U.S. market, while promoting its marque. The Company also entered into an agreement to purchase the trademark of a cosmetics line.

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

	2010	2009

Deferred tax asset, beginning	$1,560,435	$1,512,637
Benefit (provision of current year’s operating loss carryforward (gain)	$604,685	$47,798
Deferred tax asset, ending	$2,166,120	$1,560,435

Valuation allowance, beginning		$(1,560,435)		$1,512,637
Current year’s loss carry forward (provision)	$	(604,685)	$	(45,798)
Valuation allowance, ending.		$(2,166,120)	$	(1,560,435)

Deferred tax asset, net		$-		$-

Tax at blended U.S./Canadian statutory rates		(35% )		(35% )
Loss carryover		35%		35%

Deferred Tax expense		$-	$

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

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company as at October 31, 2010 had not established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.

As shown in the accompanying financial statements, the Company incurred a net loss of $1,0478,189 in the year ended October 31, 2010. Its ability to continue as a going concern is dependent on the successful stimulation of wholesale sales or in other areas in order to fund operating losses and become profitable. If the Company is unable to make it profitable, the Company could be forced to cease development of operations. Management cannot provide any assurances that the Company will be successful in its retail operation. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Development-Stage Company

The Company was considered a development-stage company until the current fiscal year, having demonstrated consistent ability to generate sales.

Inventory

Inventory was moved to the Vancouver office after the retail outlet in Los Angeles was closed in November, 2008. Inventories are stated at the lower of cost or market value. Market value represents net realizable value. Inventory is priced according to the FIFO “first in first out” method, and counted periodically. Current inventory at October 31, 2010 is $41,548.

Note Receivable

On April 16, 2008 the Company entered into a bridge loan agreement under a promissory note from Dayton Boot Co. Enterprises Ltd. of Vancouver, Canada for $300,000 in Canadian funds. The Company co-locates an office in the Dayton premises. The terms of the note were that the principal amount, plus 6% simple interest, would be due and payable when a merger transaction was concluded between the two parties, or December 31, 2008, the earlier. The note is accompanied by restrictions on Dayton Boot regarding the acquisition of stock or votes or control of the Company or selling its stock to the Company.

The anticipated merger did not take place. By mutual agreement interest is not enforced, and the note is being amortized by rent charged by Dayton for Company offices at Dayton premises. Management analyzed the note for impairment and decided to write down the note by approximately 50%, by $109,735 to $112,127, based upon the expected recovery of the note through rent charges.

Notes Payable

On April 1, 2010 the Company issued a promissory note to Perati Finance Corporation for $38,000. The note matures in five years and accrues interest at 8%. The loan is convertible to common stock at a conversion price of 58% of the market price.

On May 12, 2010 the Company issued a promissory note to Asher Enterprises, Inc., a Delaware corporation, for $50,000. The note matures February 14, 2011 and accrues interest at 8%, alternately 22% in the event of default. The loan is convertible to common stock at a conversion price of 58% of the market price.

Loss Per Share

Net loss per share is calculated in accordance with FASB ASC 260, Earnings Per Share, for the periods presented. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. The Company has potentially dilutive securities in a convertible loans payable, however the conversion would be anti-dilutive and is not considered in the calculation.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended October 31, 2010 and 2009:

		2010	2009
Basic and diluted net loss per share:

Numerator
Net Earnings (Loss)		$(979,719)	$(595,661)

Denominator
Basic and diluted weighted average number of shares outstanding		81,992,186	65,101,863

Basic and Diluted Net Loss Per Share	$	(0.01)	$(0.01)

Note 3 – Prior Period Adjustment

The Company corrected a prior year accounting error wherein an adjustment to the recorded value of Vancouver assets was posted to Contributed Capital. The $445,966 loss was corrected as an adjustment to 2009 Deficit during the Development Phase. The 2009 financial statements have been restated accordingly. There was no effect on the current fiscal year’s earnings.

Note 4 – Capital Structure

Common Stock Transactions during the period from August 1, 2006 through October 31, 2010:

On August 31, 2006, the company issued 1,500,000 shares of its common stock to a single investor at a price of $0.01 per share for a total of $15,000. This was the initial issue of stock.

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

On October 14, 2008, 1,500,000 shares were returned to Treasury and cancelled.

On November 13, 2008 the Company issued 8,600,000 shares of common stock in a private placement for cash at a price of $0.01 per share, realizing $77,507.

On November 14, 2008, 500,000 shares were returned to Treasury and cancelled.

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

On February 28, 2009 the Company issued 5,000,000 shares of common stock at a price of $0.006 per share for consultants’ fees valued at $30,000.

On December 4, 2009, 67,212,000 common shares were surrendered to treasury by a former president of the Company.

On May 18, 2010 15,000,000 shares of common stock were sold to seven individuals at a price of ½ cent per share, realizing $75,000.

On May 18, 2010 5,000,000 common shares were issued for consulting and 8,000,000 shares for compensation at a price of $0.027 per share. An expense of $351,000 was recorded.

On May 18, 2010 12,750,000 common shares were issued to seven persons for services at a price of $0.027 per share. An expense of $344,250 was recorded for consulting.

On July 9, 2010 5,000,000 shares were issued at a price of $0.028 in a transaction in which the Company received a trademark. A cost of $140,000 was recorded.

On September 9, 2010 the Company issued $1,000,000 common shares for services at a price of $0.0226 per share, recording consulting expense of $22,600.

As of October 31, 2010 the Company had authorized 75,000,000 shares of $0.001 par value common stock, of which 111,990,000 shares were issued and outstanding.

Note 5 – Related Party Transactions

On May 18, 2010, three million shares were issued to the President of the Company, Jason Dussault, for consulting services related to marketing, promotion and apparel design, and eight million shares for compensation. The award offset his contribution of 13 million shares to the Company April 30, 2008.

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

Note 7 – Subsequent Events

In October 2010 the Company issued 1,423,394 shares to 22 individuals concluding the terms of an asset acquisition agreement for the purchase of a trade mark related to a line of cosmetics. The initial payment in stock had been made July 9, 2010.

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

Management, including our president (our principal executive officer) and our chief financial officer (our principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures, as of October 31, 2010, in accordance with Rules 13a-15(b) and 15d-15(b) of the Securities and Exchange Act of 1934, as amended are effective to ensure the information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time period specified in SEC rules and forms.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of October 31, 2010, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended October 31, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Name	Position Held with Our Company	Age	Date First Elected or Appointed
Jason Dussault	Chief Executive Officer, President, Treasurer, Secretary and Director	37	May 10, 2007
Robert Mintak	Chief Operating Officer and Chief Financial Officer	48	July 17, 2007
Jason Sundar	Vice President of Corporate Finance	34	July 11, 2007

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

Robert Mintak, Chief Operating Officer

Mr. Robert Mintak has over 25 years of experience in the retail and wholesale industries. His track record in management includes five years with the Robinson Group, which was named one of the 50 best managed companies in Canada in 2005, and ten years of management experience in retail. Over the past 7 years Mr. Mintak has worked providing internet technology services and researchfor several companies.

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

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

1.      A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.      Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.      Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.     Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5.     Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.     Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.     Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.      Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Item 11.   Executive Compensation

The particulars of the compensation paid to the following persons:

  our principal executive officer;

  each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended October 31, 2010 and 2009; and

  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended October 31, 2010 and 2009, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensati on ($)	Total ($)
Jason Dussault(1) Chief Executive Officer, President, Treasurer, Secretary and director	2010 2009	Nil 81,245	Nil Nil	216,000 Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	216,000 81,245
Robert Mintak(2) Chief Operating Officer and Chief Financial Officer	2010 2009	Nil 26,298	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil 26,298
Jason Sundar(3) VP Corporate Finance	2010 2009	Nil 38,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil 38,000
Terry Fitzgerald(4) Former Chief Executive Officer, President and director	2010 2009	N/A 15,625	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A 15,625

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

On July 19, 2007, we entered into consulting agreements with Robert Mintak, our Chief Operating Officer, and Jason Sundar, our VP Corporate Finance. The agreements are for three year terms. Pursuant to the terms of the agreement with Mr. Mintak, we agreed to issue 1,500,000 restricted shares of common stock which has been returned to our company and cancelled. Pursuant to the terms of the agreement with Jason Sundar, we agreed to issue 1,000,000 restricted shares of common stock, which will be released in three equal annual installments after each year of service. These agreements expired on July 19, 2010.

Stock Option Plan

Currently, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Stock Options/SAR Grants

During our fiscal year ended October 31, 2010 there were no options granted to our named officers or directors.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended October 31, 2010.

Option Exercises

During our Fiscal year ended October 31, 2010 there were no options exercised by our named officers.

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

Compensation Committee Interlocks and Insider Participation

During 2010, we did not have a compensation committee or another committee of the board of directors performing equivalent functions. Instead the entire board of directors performed the function of compensation committee. Our board of directors approved the executive compensation, however, there were no deliberations relating to executive officer compensation during 2010.

Compensation Committee Report

None.

Family Relationships

There are no family relationships between any of our directors, executive officers or directors.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of January 13, 2011, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Jason Dussault Vancouver, British Columbia	Common	18,000,000	14.90%
Robert Mintak Vancouver, British Columbia	Common	Nil	0%
Jason Sundar Vancouver, British Columbia	Common	1,000,000	0.80%
Directors and Officers as a group	Common	19,000,000	15.7%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided .In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on January 13, 2011. As of January 13, 2011, there were 122,958,557 shares of our company’s common stock issued and outstanding.

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

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended October 31, 2010, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Related Party Transactions

None.

Director Independence

We currently act with one director, consisting of Jason Dussault. We have determined that our director is not an "independent director" as defined in NASDAQ Marketplace Rule 4200(a)(15).

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

Item 14.   Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended October 31, 2010 and for the fiscal year ended October 31, 2009 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	October 31, 2010 $	October 31, 2009 $
Audit Fees	8,300	8,900
Audit Related Fees	1,200	Nil
Tax Fees	3,000	1,260
All Other Fees	1,500	800
Total	14,000	10,960

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

PART IV

Item 15.   Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit
Number	Description

(3)	Articles of Incorporation and By-laws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on January 11, 2007).

3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 Filed on January 11, 2007).

3.3	Articles of Merger filed with the Nevada Secretary of State on May 29, 2007 (incorporated by reference from our Current Report on Form 8-K filed on June 16, 2007).

3.4	Certificate of Change filed with the Nevada Secretary of State on May 29, 2007 (incorporated by reference from our Current Report on Form 8-K filed on June 16, 2007).

(10)	Material Contracts

10.1	Employment Agreement dated June 22, 2007, between our company and Terry Fitzgerald incorporated by reference from our Current Report on Form 8-K filed on June 25, 2007).

10.2	Letter of Intent dated June 25, 2007, between our company and Dussault Jeans Inc. (incorporated by reference from our Current Report on Form 8-K filed on July 2, 2007).

10.3	Letter of Intent dated November 5, 2007 between our company and Dussault Jeans Inc. (incorporated by reference from our Current Report on Form 8-K filed on November 5, 2007).

10.4	Consulting Agreement dated July 19, 2007, between our company and Jason Sundar (incorporated by reference from our Annual Report on Form 10-KSB filed on February 13, 2008).

10.5	Consulting Agreement dated July 19, 2007, between our company and Robert Mintak (incorporated by reference from our Annual Report on Form 10-KSB filed on February 13, 2008).

10.6	Bridge Loan Agreement dated July 19, 2007, between our company and Dussault Jeans Inc. (incorporated by reference from our Current Report on Form 8-K filed on August 1, 2007).

10.7	Bridge Loan Agreement dated April 16, 2008, between our company and Dayton Boot Co. Ent. Ltd. (incorporated by reference from our Current Report on Form 8-K filed on April 23, 2008).

10.8	Distribution Agreement dated November 10, 2009, between our company and EHM Holdings. (incorporated by reference from our Quarterly Report on Form 10-Q filed on March 22, 2010)

10.9	Merchandising License Agreement dated October 31, 2009, between our company and USPA Accessories, LLC. (incorporated by reference from our Quarterly Report on Form 10-Q filed on March 22, 2010)

Exhibit
Number	Description

(31)	Section 302 Certification

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

(32)	Section 906 Certification

32.1*	Section 906 Certification of Chief Executive Officer.

32.2*	Section 906 Certification of Chief Financial Officer.

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUSSAULT APPAREL INC.
(Registrant)

Dated: February 14, 2011	/s/ Jason Dussault
Jason Dussault
Chief Executive Officer, President, Treasurer,
Secretary and director
(Principal Executive Officer)

Dated: February 14, 2011	/s/ Robert Mintak
Robert Mintak
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 14, 2011	/s/ Jason Dussault
Jason Dussault
Chief Executive Officer, President, Treasurer,
Secretary and director
(Principal Executive Officer)