Form 10-Q
period 2011-01-31
Dussault Apparel Inc.
filed 2011-03-22
CIK 1383756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

000-52452
Commission File Number

DUSSAULT APPAREL INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0513727
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2250 East Hastings Street, Vancouver, BC	V5L 1V4
(Address of principal executive offices)	(Zip Code)

(604) 973 0283
(Registrant’s telephone number, including area code)

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

Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [ X ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

131,598,239 shares of common stock issued and outstanding as of March 17, 2011.
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

DUSSAULT APPAREL INC.

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month period ended January 31, 2011, are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2011.  For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2010.

Page
Unaudited Financial Statements	F-1
Balance Sheets	F-2
Statements of Operations	F-3
Statements of Cash Flows	F-4
Notes to Financial Statements	F-5 to F-10

DUSSAULT APPAREL INC.
Balance Sheets

	January 31, 2011 (Unaudited)	October 31, 2010 (Audited)
ASSETS
Current assets
Cash	$45,956	$30,833
Other receivable	4,103	4,016
Inventory	34,752	41,548
Prepaid expense	15,733	-
GST receivable	2,148	-
Total current assets	102,692	76,397

Notes Receivable	102,533	112,127
Property and Equipment, net	5,334	6,552
Trademark	191,560	183,859
Damage deposits	1,933	1,933
Total assets	$404,052	$380,868

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	48,330	13,972
Total current liabilities	48,330	13,972
Other Liabilities
Loan payable – related party	7,012	-
Loan payable	106,000	88,000
Total Liabilities	161,342	101,972
Shareholders’ Equity
Common stock - $0.001 par value, authorized 200,000, 000 shares; 123,833,557 and 111,990,000 shares issued and outstanding as at January 31, 2010 and October 31, 2010, respectively	123,834	111,990
Additional paid in capital	11,959,227	11,845,352
Accumulated deficit during the development stage	(10,656,773)	(10,656,773)
Deficit	(1,192,985)	(1,028,400)
Accumulated other comprehensive income (loss)	9,407	6,727
Total Shareholders' Equity	242,710	278,896
Total Liabilities and Shareholders' Equity	$404,052	$380,868

The accompanying notes are an integral part of these financial statements

DUSSAULT APPAREL INC.
Statements of Operations and Comprehensive Loss

	For the Three Months Ended January 31,
	2011	2010

Revenue	$23,244	$127,310
Cost of Sales	25,758	90,884
Gross Profit	(2,514)	36,426

General and Administrative Expenses:
Professional Fees	15,525	5,373
Consulting	41,385	-
Occupancy Cost	18,096	7,040
Advertising	2,841	2.571
Design	2,865	9,116
Depreciation	1,218	1,337
Other Administrative Expenses	35,882	18,507
Total Expenses	117,812	43,944

Operating Income (Loss)	(120,326)	(7,518)

Other Income (expense)
Interest Expense	(44,259)	-

Net Income (Loss)	$(164,585)	$(7,518)

Loss Per Common Share, basic	$(0.00)	$51,687,000

Weighted Average Number of Common Shares	116,382,736	51,687,000

Comprehensive loss
Loss	$(164,585)	$(7,518)
Foreign currency translation adjustment	4,101	39,463
Comprehensive income (loss)	$(149,501)	$31,945

The accompanying notes are an integral part of these financial statements

DUSSAULT APPAREL INC.
Statements of Cash Flows

	For the Three Months Ended January 31,
	2011	2010
Cash flows from operating activities:
Net (loss)	$(164,585)	$(7,518)
Adjustments to reconcile net loss to net cash used by operating activities:
Consulting services issued by shares	38,342	-
Depreciation	1,218	1,337
Allowance for doubtful accounts	-	1,095
Accrued interest	44,259	-
Occupancy fee against loan receivable	11,936	-
Change in operating assets and liabilities:
Accounts receivable	-	2,062
Account payable	33,130	(14,101)
Inventory	6,797	(4,502)
GST receivable	2,148	-
Deposits	-	(4,093)
Customer Deposits	-	585
Net cash flows used by operating activities	(26,755)	(25,135)

Cash From Investing Activities:
Net cash (used by) investing activities	-	-

Cash flows from financing activities:
Loan to Dayton Boots	-	7,990
Proceeds from related party loan	7,012	-
Loan payable	40,000	-
Repayment of related party loan	-	-
Net cash flows from financing activities	47,012	7,990

Effect of exchange rates on cash	(5,134)	39,463

Net increase (decrease) in cash	15,123	22,318
Cash and equivalents, beginning of period	30,833	52,989
Cash, end of period	$45,956	$75,307

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non cash transactions:
Convert loan payable to common stock	$22,000	$-

The accompanying notes are an integral part of these financial statements

DUSSAULT APPAREL INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2011
(Unaudited – prepared by Management)

Note 1 – Basis of Presentation and Nature of Operations

These interim financial statements as of and for the three months ended January 31, 2011 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end October 31, 2010 report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the three month period ended January 31, 2011 are not necessarily indicative of results for the entire year ending October 31, 2011.

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

Current Business of the Company

The Company moved operations to Vancouver in 2009, where it now primarily designs apparel for its licensing partners, the Company continues to wholesale limited collections of its luxury apparel to retail outlets Canada. Our Apparel is designed and samples manufactured locally. The Company has transitioned from being a manufacturer – wholesaler toward licensing its trademark to other wholesalers in the Canada-U.S. market, while promoting its marque. The Company also entered into an agreement to purchase the trademark of a cosmetics line.

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

DUSSAULT APPAREL INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2011
(Unaudited – prepared by Management)

Note 2 – Summary of Significant Accounting Policies (continued)

Foreign Currency Translation

The functional currency of the Company is the Canadian Dollar. The Company uses the United States dollar as its reporting currency. All transactions initiated in Canadian Dollars are translated to U.S. Dollars in accordance with ASC 830-10-20 “Foreign Currency Translation” as follows:

•	Revenue and expense items at the average rate of exchange in effect on the transaction date;
•
Non-monetary assets and liabilities at historical exchange rates, unless such items are carried at market, in which case they are translated at the exchange rate in effect on the balance sheet date;  and

•	Monetary assets and liabilities at the exchange rate at the balance sheet date.

Adjustments arising from such translations are deferred until realization and are included as a separate component of stockholders’ equity (deficit) as a component of comprehensive income (loss). Therefore, translation adjustments are not included in determining net income but reported as other comprehensive income.

For foreign currency transactions, the Company translates these amounts to the Company’s functional currency at the exchange rate effective on the invoice date.  If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net  income for the period.

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

•	Level 1: Quoted prices in active markets for identical assets or liabilities.
•
Level 2: Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

•	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying amounts of the Company’s financial instruments as of January 31, 2011, reflect

•	Cash: Level One measurement based on bank reporting.
•	Loans Receivable, Loans Payable: Level 2 based on promissory notes and terms.

DUSSAULT APPAREL INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2011
(Unaudited – prepared by Management)

Note 2 – Summary of Significant Accounting Policies (continued)

Loss Per Share

Net loss per share is calculated in accordance with FASB ASC 260, Earnings Per Share, for the periods presented. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. The Company has potentially dilutive securities in convertible loans payable; however the conversion would be anti-dilutive and is not considered in the calculation.

Recent Accounting Pronouncements

In April 2010, the FASB codified the consensus reached in Emerging Issues Task Force Issue No. 08-09, “Milestone Method of Revenue Recognition.” FASB ASU No. 2010-29 “Revenue Recognition – Milestone Method (Topic 605)” provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. FASB ASU No. 2010 – 17 is effective for fiscal years beginning on or after June 15, 2010, and is effective on a prospective basis for milestones achieved after the adoption date. The Company does not expect this ASU has a material impact on its financial position or results of operations at this time.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company as at January 31, 2011 had not established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.

As shown in the accompanying financial statements, the Company incurred a net loss of $11,849,758 from inception to the  period ended January 31, 2011. Its ability to continue as a going concern is dependent on the successful stimulation of wholesale sales or in other areas in order to fund operating losses and become profitable. If the Company is unable to make it profitable, the Company could be forced to cease development of operations. Management cannot provide any assurances that the Company will be successful in its retail operation. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Development-Stage Company

The Company was considered a development-stage company until the current fiscal year, having demonstrated consistent ability to generate sales.

Note 3 - Trademark

On April 9, 2010 our company entered into an Asset Acquisition Agreement with Open Sundaes Ventures Ltd. (“Open Sundaes”) for the acquisition of certain assets relating to the business of the production and development of beauty and bath products including inventory, intellectual property and business knowhow. In consideration for the acquisition of these assets, our company paid $43,860 and agreed to issue an aggregate of 4,000,002 shares of its common stock to the shareholders of Open Sundaes. The issuance of the common stock was done without a prospectus in reliance on exemptions under Regulation S of the Securities Act of 1933, as amended. The Asset Acquisition Agreement was approved by the shareholders of Open Sundaes at a special meeting held on April 22, 2010.  To date, the Company has issued a total of 6,026,841 shares pursuant to this agreement, 1,026,841 shares to the shareholders of Open Sundaes pursuant to the agreement and 5,000,000 shares to a creditor of Open Sundaes in settlement of certain debt related to Open Sundaes and agreed to be paid between the parties.

DUSSAULT APPAREL INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2011
(Unaudited – prepared by Management)

Note 3 – Trademark (continued)

The Company recorded the fair value of Trade Mark based on the fair value of shares issued and cash payments. The total value of the trade mark was $191,560 as of January 31, 2011.

We assess Trade mark for impairment when events or circumstances indicate that the carrying value may not be recoverable, or, at a minimum, on an annual basis.

Note 4 - Inventory

Inventory was moved to the Vancouver office after the retail outlet in Los Angeles was closed in November, 2008. Inventories are stated at the lower of cost or market value. Market value represents net realizable value. Inventory is priced according to the FIFO “first in first out” method, and counted periodically. Current inventory at January 31, 2011 is $34,752.

Note 5 - Note Receivable

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

The anticipated merger did not take place. By mutual agreement interest is not enforced, and the note is being amortized by monthly rent charged in the amount of CAD$4,000 by Dayton for Company offices at Dayton premises. Management analyzed the note for impairment and decided to write down the note by approximately 50%, by $109,735 to $112,127, based upon the expected recovery of the note through rent charges. As of January 31, 2011, the balance amount of the notes receivable is $102,533.

Note 6 - Notes Payable

On April 1, 2010 the Company issued a promissory note to Perati Finance Corporation for $38,000. The note matures in five years and accrues interest at 8%. The loan is convertible to common stock at a conversion price of 58% of the market price.

On May 12, 2010 the Company issued a promissory note to Asher Enterprises, Inc., a Delaware corporation, for $50,000. The note matures February 14, 2011 and accrues interest at 8%, alternately 22% in the event of default. The loan is convertible to common stock at a conversion price of 58% of the market price.   Pursuant to the terms of the convertible note, Asher Enterprises, Inc. issued the following conversion notices during the period covered by this report:

•	November 30, 2010 - $8,000 was converted by the issuance of 1,739,130 common shares at a deemed price of $0.0046
•	January 3, 2011 - $10,000 was converted by the issuance of 3,448,276 common shares at a deemed price of $0.0029
•	January 10, 2011 - $4,000 was converted by the issuance of 1,379,310 common shares at a deemed price of $0.0029

The totaling difference amounts of $41,943 between the market value of shares and the deemed price of shares were recorded as interest expense.

As at January 31, 2011, the balance owing on this note was $28,000 plus accrued interest of $ 2,705 which is reflected in  accounts payable.

DUSSAULT APPAREL INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2011
(Unaudited – prepared by Management)

Note 6 – Notes Payable (continued)

On December 2, 2010 the Company issued a promissory note to Asher Enterprises, Inc., a Delaware corporation, for $40,000. The note matures September 1, 2011 and accrues interest at 8%, alternately 22% in the event of default. The loan is convertible to common stock at a conversion price of 58% of the market price.  The balance on this note as at January 31, 2011 is $40,000 plus accrued interest of $237 which is reflected in accounts payable.

Note 7 – Prepaid Expenses

On October 1, 2010, the Company entered a consulting agreement with Roger Agyagos whereby Roger Agyagos has agreed to provide the Company with media relations and marketing services for a six month period. Under the consulting agreement the company will issue 2,000,000 restricted common shares. The company recorded the consulting services as prepaid expense in the amount of $32,200 effected on October 1, 2010. During the period ended January 31, 2011, the Company recorded $21,467 as consulting fees, leaving $10,733 in the prepaid expense. The Company issued 2,000,000 shares of common stock on January 31, 2011 to Roger Agyagos.

On November 1, 2010, the Company entered a consulting agreement with Sam Pearlman whereby Sam Pearlman has agreed to provide the Company with marketing services for a six month period. Under the consulting agreement the company will issue 1,000,000 restricted common shares. The company recorded the consulting services as prepaid expense in the amount of $10,000 effected on November 1, 2010. During the period ended January 31, 2011, the Company recorded $5,000 as consulting fees, leaving $5,000 in the prepaid expense. The Company issued 1,000,000 shares of common stock on December 14, 2010 to Sam Pearlman.

Note 8 – Common Stock

On November 30, 2010, Asher Enterprises, Inc. converted the amount of  $8,000 pursuant to their May 12, 2010 convertible promissory note into a total of 1,739,130 common shares of the Company at a deemed price of $0.0046 per common share.

On December 14, 2010, the Company issued 1,026,841 shares of common stock pursuant to the Asset Acquisition Agreement with Open Sundaes Ventures Ltd.

On December 14, 2010, the Company issued 1,250,000 shares of common stock at a price of $0.0095 for consultant’s fees valued at $11,875.

On December 14, 2010 the Company issued 1,000,000 shares of common stock at a price of $0.010 pursuant to a consulting agreement dated on November 1, 2010. (Refer Note - Prepaid expense)

On January 3, 2011, Asher Enterprises, Inc. converted the amount of  $10,000 pursuant to their May 12, 2010 convertible promissory note into a total of 3,448,276 common shares of the Company at a deemed price of $0.0029 per common share.

On January 10, 2011, Asher Enterprises, Inc. converted the amount of  $4,000 pursuant to their May 12, 2010 convertible promissory note into a total of 1,379,310 common shares of the Company at a deemed price of $0.0029 per common share.

On January 31, 2011 the Company issued 2,000,000 shares of common stock at a price of $0.0161 pursuant to a consulting agreement dated on October 1, 2010. (Refer Note - Prepaid expense)

Note 9 – Related Party Transactions

During the three month period ended January 31, 2011,  the President of the Company, Jason Dussault advanced funds in the amount of $7,012 (CAD$7,000) to the Company for working capital.

DUSSAULT APPAREL INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2011
(Unaudited – prepared by Management)

Note 9 – Related Party Transactions

On December 14, 2010, the Company issued shares pursuant to an acquisition agreement with Open Sundaes Ventures Ltd., the following shares were issued to related parties under that Agreement:

•	298,957 shares issued to Jason Sundar, an officer of the Company
•	6,204 shares issued to W.L. MacDonald Law Corp, the Company’s legal counsel.

Note 10 – Subsequent Events

On February 15, 2011, Asher Enterprises, Inc. converted the amount of $10,000 pursuant to their May 12, 2010 convertible promissory note into a total of 3,030,303 common shares of the Company at a deemed price of $0.0033 per common share.

On March 14, 2011, Asher Enterprises, Inc. converted the amount of $10,000 pursuant to their May 12, 2010 convertible promissory note into a total of 4,347,826 common shares of the Company at a deemed price of $0.0023 per common share.

On The Company has evaluated subsequent events from the balance sheet date through the date that the financial statements were issued and determined that there are no additional events to disclose.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements relating to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may", "should", "intends", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our or our industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Given these uncertainties, readers of this Quarterly Report on Form 10-Q and investors are cautioned not to place undue reliance on such forward-looking statements.  The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

All dollar amounts stated herein are in US dollars unless otherwise indicated.

The management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").  The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended July 31, 2010, together with notes thereto.

As used in this quarterly report, the terms "we", "us", "our", and the "Company" mean Dussault Apparel Inc.

Corporate History

We were incorporated on August 1, 2006 in the State Nevada under the name Release Your Lease Inc. Our initial business plan was to create a web-based service for buyers and sellers of leased automobiles. Our stock was listed for trading on the OTC Bulletin Board on March 14, 2007 under the symbol “RLYL”. A decision was made by new management, to change the corporate direction of the Company and to pursue opportunities in the retail fashion industry.

Effective June 11, 2007, we completed a merger with our wholly subsidiary Dussault Apparel Inc. As a result, we changed our name from “Release Your Lease Inc.” to “Dussault Apparel Inc.” We changed the name of the Company to better reflect the anticipated direction and business of the Company. On June 11, 2007, our symbol changed to “DUSS”. The subsidiary was created solely for the purpose of the merger and change of name.

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

On April 15, 2009, the Company entered into an assignment of royalty with Jason Dussault. The assignment of royalty provided for the payment by Jason Dussault of 5% of the royalties received by him pursuant to a merchandising license agreement with Gene Simmons Company and USPA Accessories LLC for the license of “Moneybag” intellectual property and related products, pursuant to and in accordance with the terms and conditions of a merchandising license agreement. Jason Dussault agreed to provide sales and design services under a merchandising license agreement in consideration for royalty payments from 4.5% to 7.5% of gross income from sales derived under a merchandising license agreement. From any royalty payments that may become due and payable to Jason Dussault, Mr. Dussault has agreed to assign to our company 5% of the gross income and has agreed to assign to the Company his rights, title and interest in and to the amount of the royalty. We have been advised that the underlying license agreement with Gene Simmons Company and USPA Accessories LLC has been terminated. As a result we will not be receiving any assigned royalty payments.

Between May 15, 2009 and July 10, 2009, we entered into consulting agreements with four (4) consultants, wherein, each of the consultants agreed to provide consulting services to the Company. Pursuant to the terms of the consulting agreements, we have agreed to issue an aggregate of 2,750,000 restricted shares of our company’s common stock.

On October 31, 2009, the Company entered into a merchandising license agreement with USPA Accessories, LLC, wherein, we agreed to provide design services under a merchandising license agreement in consideration for royalty payments of 10% of the gross income from the sales derived under a merchandising license agreement. Our head ware collection, “Decuce”, is distributed pursuant to this agreement with USPA Accessories, LLC, doing business as Concept One.

On November 10, 2009, the Company entered into a distribution agreement with EHM Holdings for a term of two years, wherein, EHM Holdings holds distribution rights to Deuce Custom Ink brand throughout Canada. Our Deuce collection is distributed pursuant to this agreement with EHM Holdings, pursuant to which we split the gross profit margin from the product sales with them.

On January 10, 2011, we announced that we would create a custom design wrap, embroidered interior, and custom metal work for a champion towboat offered by Centurion World Championship Towboats and distributed through award-winning boat dealer, Breakwater Marine. The custom design wrap was unveiled during day one at the 2011 Vancouver International Boat Show, returning February 9th to 13th at its new venue, the Vancouver Convention Centre in Vancouver, British Columbia. The custom one-of-a-kind Dussault Centurion ENZO watercraft, valued at $150,000.00, was sold to the highest bidder at the end of the Show, with partial proceeds benefiting Canuck Place Children's Hospice and the Make A Wish Foundation. As part of the design project, Jason Dussault also created two custom life jackets and a custom surfboard wrap. These items were on display throughout the show and then awarded to show attendees through a random draw.

We own and operate the following registered internet domain names:

•	www.dussaultapparel.com;

•	www.dussualtink.com; and

•	www.deuceink.com

•	www.dussaultjeans.com,

We own and operate the following trademark:

•
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

•
On November 10, 2009, our company entered into a distribution agreement with EHM Holdings for a term of two years, wherein, EHM Holdings holds distribution rights to Deuce Custom Ink brand throughout Canada. Our Deuce collection is distributed pursuant to this agreement with EHM Holdings, pursuant to which we split the gross profit margin from the product sales with them.

•
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

Material Changes in Financial Condition

Liquidity & Capital Resources

As of January 31, 2011, our cash balance was $45,956, which is an increase from our cash balance of $30,833 as of October 31, 2010, and was as a result of a loan in the amount of $40,000 which was negotiated during the period with Asher Enterprises Inc. which was offset by  a loss in operations in the amount of $2,514 expenses incurred and paid during the three month period and  the payment of certain administrative and legal expenses.   We also have receivables of $4,103

Presently, our revenues are not sufficient to meet our operating and capital expenses.  Our capital requirements are difficult to plan in light of our current strategy to limit our operations and our products. Since our inception, we have been dependent on investment capital as an important source of liquidity. Our operations presently are generating negative cash flow, and we do not expect positive cash flow from operations in the near term. We need to secure additional working capital in the short-term in order to sustain our operations and execute our business plan. We have incurred operating losses since inception, and this is likely to continue into the year ended October 31, 2011.  There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis should it be required, or generate significant material revenues from operations, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease our operations.

Material Changes in Results of Operations

We are a Company primarily in the business of the design of apparel for our licensing partners.  We continue to wholesale limited collections of our luxury apparel to retail outlets in Canada. The Company has transitioned from being a manufacturer – wholesaler toward licensing its trademark to other wholesalers in the Canada-U.S. market, while promoting its marque. The Company also entered into an agreement to purchase the trademark of a cosmetics line.  To date we have suffered recurring losses from our operations.

Our expenses for the three-month period ending January 31, 2011, were $117,812, as compared to the same period in 2009 of $43,944.  This increase in expenses was largely attributable to an increase in professional fees from $5,373 (2010) to $15,525 (2011), consulting fees from nil in 2010 to $41,385 (2011), other administrative expenses of $35,882 (2011) from $18,507 (2010), occupancy costs from $7,040 (2010) to $18,096 (2011).  These costs increased due to increased operations of the Company.  We had a net loss of $164,585 for the three month period ending January 31, 2011 as compared to a net loss of $7,518 for the comparable period ending January 31, 2010.

Off- Balance Sheet Arrangements

The Company presently does not have any off-balance sheet arrangements.

Going Concern

We have suffered recurring losses from operations and are dependent on our ability to raise capital from stockholders or other sources to meet our obligations and repay our liabilities arising from normal business operations when they become due. In their report on our audited financial statements for the year ended October 31, 2010, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements as presented in our Form 10-K filed with the SEC on February 14, 2011 contain additional note disclosure describing the circumstances that lead to this disclosure by our independent auditors.

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

ITEM 4T.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Mr. Jason Dussault, Principal Executive Officer and Mr. Robert Mintak, Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e).  Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of January 31, 2011, because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that required information to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that required information to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 14d-14(f).  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial reporting reliability and financial statement preparation and presentation.  In addition, projections of any evaluation of effectiveness to future periods are subject to risk that controls become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of January 31, 2011.  In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on its assessment, management concluded that, as of January 31, 2011, our internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of January 31, 2011:

1)
Lack of an independent audit committee or audit committee financial expert, and no independent directors.  We do not have any members of the Board who are independent directors and we do not have an audit committee.  These factors may be counter to corporate governance practices as defined by the various stock exchanges and may lead to less supervision over management;

2)
Inadequate staffing and supervision within our bookkeeping operations.  We have a consulting firm involved in bookkeeping functions.  The fact that the accounting staff providing bookkeeping functions are all from the same firm of consultants prevents us from segregating duties within our internal control system.  The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. This may result in a failure to detect errors in spreadsheets, calculations or assumptions used to compile the financial statements and related disclosures as filed with the SEC;

3)
Outsourcing of our accounting operations.  Because there are no employees in our administration, we have outsourced all of our accounting functions to an independent firm.  The employees of this firm are managed by supervisors within the firm and are not answerable to the Company’s management.  This is a material weakness because it could result in a disjunction between the accounting policies adopted by our Board of Directors and the accounting practices applied by the independent firm;

4)	Insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Changes in Internal Control over Financial Reporting

As of January 31, 2011, management assessed the effectiveness of our internal control over financial reporting.  Based on that evaluation, it was concluded that during the quarter ended and to date, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting.  However, management believes these weaknesses did not have an effect on our financial results.  During the course of their evaluation, management did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.
Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses.  We will not be able to do so until, if ever, we acquire sufficient financing and staff to do so.  We will implement further controls as circumstances, cash flow, and working capital permits.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the period ended January 31, 2011, fairly present our financial position, results of operations, and cash flows for the periods covered, as identified, in all material respects.

Management believes that the material weaknesses set forth above were the result of the scale of our operations and intrinsic to our small size.  Management also believes that these weaknesses did not have an effect on our financial results.

We are committed to improving our financial organization.   As part of this commitment, we will, as soon as funds are available to the Company (1) appoint outside directors to our board of directors sufficient to form an audit committee and who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; (2) create a position to segregate duties consistent with control objectives and to increase our personnel resources.  We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary, and as funds allow.

This Quarterly Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report.

During the quarter ended January 31, 2011, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 1A.  RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 30, 2010, Asher Enterprises, Inc. converted the amount of  $8,000 pursuant to their May 12, 2010 convertible promissory note into a total of 1,739,130 common shares of the Company at a deemed price of $0.0046 per common share.

On December 14, 2010, the Company issued 1,026,841 shares of common stock pursuant to the Asset Acquisition Agreement with Open Sundaes Ventures Ltd.

On December 14, 2010, the Company issued 1,250,000 shares of common stock at a price of $0.0095 for consultant’s fees valued at $11,875.

On December 14, 2010 the Company issued 1,000,000 shares of common stock at a price of $0.010 pursuant to a consulting agreement dated on November 1, 2010. (Refer Note - Prepaid expense)

On January 3, 2011, Asher Enterprises, Inc. converted the amount of  $10,000 pursuant to their May 12, 2010 convertible promissory note into a total of 3,448,276 common shares of the Company at a deemed price of $0.0029 per common share.

On January 10, 2011, Asher Enterprises, Inc. converted the amount of  $4,000 pursuant to their May 12, 2010 convertible promissory note into a total of 1,379,310 common shares of the Company at a deemed price of $0.0029 per common share.

On January 31, 2011 the Company issued 2,000,000 shares of common stock at a price of $0.0161 pursuant to a consulting agreement dated on October 1, 2010. (Refer Note - Prepaid expense)

On February 15, 2011, Asher Enterprises, Inc. converted the amount of $10,000 pursuant to their May 12, 2010 convertible promissory note into a total of 3,030,303 common shares of the Company at a deemed price of $0.0033 per common share.

On March 14, 2011, Asher Enterprises, Inc. converted the amount of $10,000 pursuant to their May 12, 2010 convertible promissory note into a total of 4,347,826 common shares of the Company at a deemed price of $0.0023 per common share.

The Company claims an exemption from the registration requirements of the Securities Act of 1933, as amended,  for the issuance of shares to Asher Enterprises, Inc. pursuant to Section 4(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transaction does not involve a public offering, the purchasers are “accredited investors” and/or qualified institutional buyers, the purchasers have access to information about the Company and its purchase, the purchasers will take the securities for investment and not resale.

The remaining share issuances detailed above were issued under the Regulation S exemption in compliance with the exemption from the registration requirements found in Regulation S promulgated by the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended.  The offer and sale to the purchasers was made in an offshore transaction as defined by Rule 902(h). No directed selling efforts were made in the U.S. as defined in Rule 902(c).  The offer and sale to the purchasers was not made to a U.S. person or for the account or benefit of a U.S. person. The following conditions were present in the offer and sale:  a) The purchaser of the securities certified that it is not a U.S. person and did not acquire the shares for the account or benefit of any U.S. person; b) The purchaser has agreed to resell the securities only in compliance with Regulation S pursuant to a registration under the Securities Act, or pursuant to an applicable exemption from registration; and has agreed not to engage in hedging transactions with regard to the securities unless in compliance with the Securities Act; c) The purchaser has acknowledged and agreed with the Company that the Company shall refuse registration of any transfer of the securities unless made in accordance with Regulation S, pursuant to a registration statement under the Securities Act, or pursuant to an applicable exemption from registration; and d) The purchaser has represented that it is acquiring the shares for its own account, for investment purposes only and not with a view to any resale, distribution or other disposition of the shares in violation of the United States federal securities laws. Neither the Company nor any person acting on its behalf offered or sold these securities by any form of general solicitation or general advertising.  The shares sold are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

None .

ITEM 6.  EXHIBITS

NO.	IDENTIFICATION OF EXHIBIT
3.1	Articles of Incorporation	Incorporated by reference from our Registration Statement on Form SB-2 filed on January 11, 2007.
3.2	Bylaws	Incorporated by reference from our Registration Statement on Form SB-2 filed on January 11, 2007.
3.3	Articles of Merger	Incorporated by reference from our Form 8-K filed on June 16, 2007.
3.4	Certificate of Change	Incorporated by reference from our Form 8-K filed on June 16, 2007
10.1	Employment Agreement dated June 22, 2007, between our company and Terry Fitzgerald	Incorporated by reference from our Form 8-K filed on June 25, 2007
10.2	Letter of Intent dated June 25, 2007, between our company and Dussault Jeans Inc.	Incorporated by reference from our Form 8-K filed on July 2, 2007
10.3	Letter of Intent dated November 5, 2007 between our company and Dussault Jeans Inc.	Incorporated by reference from our Form 8-K filed on November 5, 2007.
10.4	Consulting Agreement dated July 19, 2007, between our company and Jason Sundar	Incorporated by reference from our Annual Report on Form 10-KSB filed on February 13, 2008.
10.5	Consulting Agreement dated July 19, 2007, between our company and Robert Mintak	Incorporated by reference from our Annual Report on Form 10-KSB filed on February 13, 2008
10.6	Bridge Loan Agreement dated July 19, 2007, between our company and Dussault Jeans Inc	Incorporated by reference from our Form 8-K filed on August 1, 2007
10.7	Bridge Loan Agreement dated April 16, 2008, between our company and Dayton Boot Co. Ent. Ltd.	Incorporated by reference from our Form 8-K filed on April 23, 2008
10.8	Distribution Agreement dated November 10, 2009, between our company and EHM Holdings.	Incorporated by reference from our Quarterly Report on Form 10-Q filed on March 22, 2010
10.9	Merchandising License Agreement dated October 31, 2009, between our company and USPA Accessories, LLC.	Incorporated by reference from our Quarterly Report on Form 10-Q filed on March 22, 2010
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUSSAULT APPAREL INC.

Date:	March 22, 2011	By:	/s/ Jason Dussault
		Name:	Jason Dussault
		Title:	Chief Executive Officer and President (Principal Executive Officer)

Date:	March 22, 2011	By:	/s/ Robert Mintak
		Name:	Robert Mintak
		Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)