Form 10-Q
period 2011-04-30
Dussault Apparel Inc.
filed 2011-06-20
CIK 1383756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

000-52452
Commission File Number

DUSSAULT APPAREL INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0513727
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1308 Factory Place, Suite 311, Los Angeles, CA	90013
(Address of principal executive offices)	(Zip Code)

(323) 843-2186
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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

142,461,686 shares of common stock issued and outstanding as of June 17, 2011.
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

DUSSAULT APPAREL INC.

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the six month period ended April 30, 2011, are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2011.  For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2010.

Page
Unaudited Financial Statements
Balance Sheets	F-1
Statements of Operations	F-2
Statements of Cash Flows	F-3
Notes to Financial Statements	F-4 to F-9

DUSSAULT APPAREL INC.
Balance Sheets

	April 30, 2011 (Unaudited)	October 31, 2010 (Audited)
ASSETS
Current assets
Cash	$21,700	$30,833
Other receivable	3,893	4,016
Inventory	34,752	41,548
GST receivable	7,018	-
Total current assets	67,363	76,397

Notes Receivable	85,868	112,127
Property and Equipment, net	4,116	6,552
Trademark	191,560	183,859
Damage deposits	1,933	1,933
Total assets	$350,840	$380,868

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	48,832	13,972
Total current liabilities	48,832	13,972
Other Liabilities
Loan payable – related party	9,978	-
Loan payable	81,000	88,000
Total Liabilities	139,810	101,972
Shareholders’ Equity
Common stock - $0.001 par value, authorized 200,000, 000 shares; 137,461,686 and 111,990,000 shares issued and outstanding as at April 30, 2011 and October 31, 2010, respectively	137,461	111,990
Additional paid in capital	12,001,500	11,845,352
Accumulated deficit during the development stage	(10,656,773)	(10,656,773)
Deficit	(1,266,573)	(1,028,400)
Accumulated other comprehensive income (loss)	(4,585)	6,727
Total Shareholders' Equity	211,030	278,896
Total Liabilities and Shareholders' Equity	$350,840	$380,868

The accompanying notes are an integral part of these financial statements

DUSSAULT APPAREL INC.
Statements of Operations and Comprehensive Loss

	For the three months ended April 30,		For the six months ended April 30,
	2011	2010	2011	2010

Revenue	$7,660	$49,603	$30,904	$176,913
Cost of Sales	1,844	11,942	27,602	102,826
Gross Profit	5,816	37,661	3,302	74,087

General and Administrative Expenses:
Professional Fees	11,702	31,491	27,227	36,864
Consulting	19,785	-	61,170	-
Salary & wages	-	201	-	7,922
Occupancy Cost	16,264	12,317	34,360	19,357
Advertising	(44)	3,167	2,797	5,738
Design	1,838	6,060	4,703	15,175
Depreciation	1,601	1,100	2,819	2,427
Other Administrative Expenses	12	30,852	35,894	41,848
Total Expenses	51,158	85,188	168,970	129,331

Operating Income (Loss)	(45,342)	(47,527)	(165,668)	(55,244)

Other Income (expense)
Interest Expense	(28,246)	-	(72,505)	-

Net Income (Loss)	$(73,588)	$(47,527)	$(238,173)	$(55,244)

Loss Per Common Share, basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares	129,351,425	67,212,000	122,759,605	67,212,000

Comprehensive loss
Loss	$(73,588)	$(47,527)	$(238,173)	$(55,244)
Foreign currency translation adjustment	(15,413)	133,062	(11,312)	172,634
Comprehensive income (loss)	$(89,001)	$85,535	$(249,485)	$117,390

The accompanying notes are an integral part of these financial statements

DUSSAULT APPAREL INC.
Statements of Cash Flows
	For the six months ended April 30,
	2011	2010
Cash flows from operating activities:
Net (loss)	$(238,173)	$(55,244)
Adjustments to reconcile net loss to net cash used by operating activities:
Consulting services issued by shares	38,342	-
Depreciation	2,819	1,100
Accrued interest	72,505	-
Occupancy fee against loan receivable	23,755	-
Change in operating assets and liabilities:
Accounts receivable	-	14,985
Account payable	31,732	(58,011)
Inventory	6,797	(7,189)
GST receivable	7,017	-
Deposits	-	(6,537)
Customer Deposits	-	585
Net cash flows used by operating activities	(55,206)	(110,311)

Cash From Investing Activities:
Sale (purchase) of equipment	-	1,337
Purchase of trade mark	-	(44,484)
Net cash (used by) investing activities		(43,147)

Cash flows from financing activities:
Loan to Dayton Boots	-	(21,597)
Proceeds from related party loan	13,304	-
Repayment of related party loan	(3,326)
Loan payable	40,000	-
Net cash flows from financing activities	49,978	(21,597)

Effect of exchange rates on cash	(3,905)	172,634

Net increase (decrease) in cash	(9,133)	(2,421)
Cash and equivalents, beginning of period	30,833	52,989
Cash, end of period	$21,700	$50,568

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non cash transactions:
Convert loan payable to common stock	$47,000	$-

The accompanying notes are an integral part of these financial statements

DUSSAULT APPAREL INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED APRIL 30, 2011
(Unaudited – prepared by Management)

Note 1 – Basis of Presentation and Nature of Operations

These interim financial statements as of and for the six months ended April 30, 2011 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end October 31, 2010 report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the six month period ended April 30, 2011 are not necessarily indicative of results for the entire year ending October 31, 2011.

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

Current Business of the Company

The Company moved operations to Vancouver in 2009, and relocated to Los Angeles in early 2011 where it now primarily designs apparel for its licensing partners, the Company continues to wholesale limited collections of its luxury apparel to retail outlets Canada. Our Apparel is designed and samples manufactured locally. The Company has transitioned from being a manufacturer – wholesaler toward licensing its trademark to other wholesalers in the Canada-U.S. market, while promoting its marque. The Company also entered into an agreement to purchase the trademark of a cosmetics line.

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
FOR THE SIX MONTHS ENDED APRIL 30, 2011
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

The carrying amounts of the Company’s financial instruments as of April 30, 2011, reflect

•	Cash: Level One measurement based on bank reporting.
•	Loans Receivable, Loans Payable: Level 2 based on promissory notes and terms.

DUSSAULT APPAREL INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED APRIL 30, 2011
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

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company as at April 30, 2011 had not established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.

As shown in the accompanying financial statements, the Company continues to incur losses. Its ability to continue as a going concern is dependent on the successful stimulation of wholesale sales or in other areas in order to fund operating losses and become profitable. If the Company is unable to make it profitable, the Company could be forced to cease development of operations. Management cannot provide any assurances that the Company will be successful in its retail operation. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Development-Stage Company

The Company was considered a development-stage company until the current fiscal year, having demonstrated consistent ability to generate sales.

Note 3 - Trademark

On April 9, 2010 our company entered into an Asset Acquisition Agreement with Open Sundaes Ventures Ltd. (“Open Sundaes”) for the acquisition of certain assets relating to the business of the production and development of beauty and bath products including inventory, intellectual property and business knowhow. In consideration for the acquisition of these assets, our company paid $43,860 and agreed to issue an aggregate of 4,000,002 shares of its common stock to the shareholders of Open Sundaes. The Asset Acquisition Agreement was approved by the shareholders of Open Sundaes at a special meeting held on April 22, 2010.  As at the date of  these financial statements, the Company has issued a total of 6,026,841 shares pursuant to this agreement, 1,026,841 shares to the shareholders of Open Sundaes pursuant to the agreement and 5,000,000 shares to a creditor of Open Sundaes in settlement of certain debt related to Open Sundaes and agreed to be paid between the parties.

DUSSAULT APPAREL INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED APRIL 30, 2011
 (Unaudited – prepared by Management)

Note 3 – Trademark (continued)

The Company recorded the fair value of Trade Mark based on the fair value of shares issued and cash payments. The total value of the trade mark was $191,560 as of April 30, 2011.

We assess Trade mark for impairment when events or circumstances indicate that the carrying value may not be recoverable, or, at a minimum, on an annual basis.

Note 4 - Inventory

Inventory was moved to the Vancouver office after the retail outlet in Los Angeles was closed in November, 2008.

Inventories are stated at the lower of cost or market value. Market value represents net realizable value. Inventory is priced according to the FIFO “first in first out” method, and counted periodically. Current inventory at April 30, 2011 is $34,752.

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

The anticipated merger did not take place. By mutual agreement interest is not enforced, and the note is being amortized by monthly rent charged in the amount of CAD$4,000 by Dayton for Company offices at Dayton premises. Management analyzed the note for impairment and decided to write down the note by approximately 50%, by $109,735 to $112,127, based upon the expected recovery of the note through rent charges. As of April 30, 2011, the balance amount of the notes receivable is $85,868.

Note 6 - Notes Payable

On April 1, 2010 the Company issued a promissory note to Perati Finance Corporation for $38,000. The note matures in five years and accrues interest at 8%. The loan is convertible to common stock at a conversion price of 58% of the market price. The balance on this note as at April 30, 2011 is $38,000  plus accrued interest of $3,231 which is reflect in accounts payable.

On May 12, 2010 the Company issued a promissory note to Asher Enterprises, Inc., a Delaware corporation, for $50,000. The note matures February 14, 2011 and accrues interest at 8%, alternately 22% in the event of default. The loan is convertible to common stock at a conversion price of 58% of the market price.   Pursuant to the terms of the convertible note, Asher Enterprises, Inc. issued the following conversion notices during the period covered by this report:

•	November 30, 2010 - $8,000 was converted by the issuance of 1,739,130 common shares at a deemed price of $0.0046
•	January 3, 2011 - $10,000 was converted by the issuance of 3,448,276 common shares at a deemed price of $0.0029
•	January 10, 2011 - $4,000 was converted by the issuance of 1,379,310 common shares at a deemed price of $0.0029
•	February 15, 2011 - $10,000 was converted by the issuance of 3,030,303 common shares at a deemed price of $0.0033
•	March 15, 2011 - $10,000 was converted by the issuance of 4,347,826 common shares at a deemed price of $0.0023
•	April 30, 2011 - $5,000 was converted by the issuance of 6,250,000 common shares at a deemed price of $0.0008

DUSSAULT APPAREL INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED APRIL 30, 2011
(Unaudited – prepared by Management)

Note 6 – Notes Payable (continued)

The totaling difference amounts of $72,842 between the market value of shares and the deemed price of shares were recorded as interest expense.

As at April 30, 2011, the balance owing on this note was $3,000 plus accrued interest of $ 2,975 which is reflected in   accounts payable.

On December 2, 2010 the Company issued a promissory note to Asher Enterprises, Inc., a Delaware corporation, for $40,000. The note matures September 1, 2011 and accrues interest at 8%, alternately 22% in the event of default. The loan is convertible to common stock at a conversion price of 58% of the market price.  The balance on this note as at April 30, 2011 is $40,000 plus accrued interest of $1,017 which is reflected in accounts payable.

Note 7 – Prepaid Expenses

On October 1, 2010, the Company entered into a consulting agreement with Roger Agyagos whereby Roger Agyagos agreed to provide the Company with media relations and marketing services for a six month period. Under the consulting agreement the Company was required to issue 2,000,000 restricted common shares. The Company had previously recorded the consulting services as a prepaid expense in the amount of $32,200 effected on October 1, 2010. During the period ended April 30, 2011, the Company recorded the $32,200 as consulting fees, thus eliminating the prepaid expense. The Company issued 2,000,000 shares of common stock on January 31, 2011 to Roger Agyagos.

On November 1, 2010, the Company entered a consulting agreement with Sam Pearlman whereby Sam Pearlman has agreed to provide the Company with marketing services for a six month period. Under the consulting agreement the Company was required to issue 1,000,000 restricted common shares. The Company had previously recorded the consulting services as a prepaid expense in the amount of $10,000 effected on November 1, 2010. During the period ended April 30, 2011, the Company recorded the $10,000 as consulting fees, thus eliminating the prepaid expense. The Company issued 1,000,000 shares of common stock on December 14, 2010 to Sam Pearlman.

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

On April 20, 2011, Asher Enterprises, Inc. converted the amount of $5,000 pursuant to their May 12, 2010 convertible promissory note into a total of 6,250,000 common shares of the Company at a deemed price of $0.0008 per common share.

Note 9 – Related Party Transactions

During the three month period ended January 31, 2011,  the President of the Company, Jason Dussault advanced funds in the amount of $13,300 (CAD$14,000) to the Company for working capital.  The Company repaid $3,322 (CAD$3,500) to Jason Dussault, leaving $9,978 (CAD$10,500) on the balance sheet as loan payable – related parties.

DUSSAULT APPAREL INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED APRIL 30, 2011
 (Unaudited – prepared by Management)

Note 10 – Subsequent Events

On May 17, 2011, Asher Enterprises, Inc. converted the amount of $3,000 pursuant to their May 12, 2010 convertible promissory note into a total of 5,000,000 common shares of the Company at a deemed price of $0.0006 per common share.

On May 1, 2011, the Company approved the issuance of the remaining 2,973,161 shares of common stock related to the asset acquisition agreement between the Company and Open Sundaes Ventures Ltd. described above under  Note 3 – Trademarks. On June 13, 2011, the Company provided the transfer agent with a treasury order requesting the issuance of the shares.  Of the 2,973,161 shares issued, a total of 2,961,858 were issued to a related party, Jason Sundar who is an officer of the Company.  Mr. Sundar will hold the shares in trust to be distributed to various shareholders of Open Sundaes Ventures Ltd.

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

Our current business is primarily limited to licensing our Deuce Collection of apparel such as hats and t-shirts , we also will continue to produce limited collections of our Dussault luxury hoodies and Dussault Headwear when deemed economically viable. We also design skateboards and swimwear for promotional events, we outsource the manufacturing of promotional items to third parties. We have also begun selling limited edition prints of our artwork through our company website . Any limited collections of Dussault hoodies and headware are only produced based upon demand. We outsource the manufacturing of these orders to third parties. Upon submission and receipt of the order the client / retailer is required to prepay 50% of the order, with the balance payable on delivery. When we place the order with a manufacturer for production, we pay for the manufacturing costs upon completion. We do not have any agreements in place for manufacturing, given this model. Given this order by order business model, we can function without maintaining large inventories and reduced warehousing of products. We do incur costs of sample production. Our design functions are carried out at our head office location. Any Dussault hoodies that are produced are manufactured in Canada, licensed products are managed entirely by our license partners we only incur cost of design and sampling the license tee shirts are manufactured in the United States, Canada and China, our licensed head ware is manufactured in China.

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

During this fiscal quarter the Company has relocated its offices to California.

Material Changes in Financial Condition

Liquidity & Capital Resources

As of April 30, 2011, our cash balance was $21,700, which is a decrease from our cash balance of $30,833 as of October 31, 2010.  The cash balance relates primarily to a loan in the amount of $40,000which was negotiated during the six month period with Asher Enterprises Inc. We also have receivables of $3,893.  During the six month period we used a portion of the loan to pay various operating expenses related to the ongoing management of the Company.

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

The management of the Company is currently seeking other members to join the Board of Directors who may provide assistance in planning the forward strategy of the Company and in assisting in raising capital so that the Company may continue operations.

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

Our expenses for the six month period ending April 30, 2011, were $168,970, as compared to the same period in 2010 of $129,331.  This increase in expenses was largely attributable to an increase in consulting fees from $nil (2010) to $61,170 (2011)  and an increase in occupancy costs from $19,357 (2010) to $34,360 (2011) and were offset by a decrease in professional fees from $36,864 (2010) to $27,227 (2011) and administration expenses from $41,848 (2010) to $35,894 (2011).   Our revenues for the six months periods decreased from $176,913 (2010) to $30,904 (2011).  This decrease was due to the fact that we have limited operations and are not undertaking any marketing campaigns for our products or attaining new customers due to a lack of working capital.  We had a net operating loss of $165,668 for the six month period ending April 30, 2011 as compared to a net loss of $55,244  for the comparable period ending April 30, 2010.  As well we had interest expense for the six months ended April 30, 2011 in the amount of $72,505 as compared to no interest expense during the comparable period in 2010.

Net losses for the six months ended April 30, 2011 were $238,173 as compared to $55,244 for April 30, 2010, due largely to the changes in operating expenses as detailed above and the interest expense and the substantial decrease in revenues in 2011.

For the three month periods ended April 30, 2011 as compared to April 30, 2011, there were no significant changes in operating losses but revenues decreased from $37,661 (2010) to $5,816 (2011) and interest expense increased from $nil (2010) to $28,246 (2011) bringing our net loss to $73,588 (2011) from $47,527 (2010).

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

ITEM 4T.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Mr. Jason Dussault, Principal Executive Officer and Mr. Robert Mintak, Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e).  Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of April 30, 2011, because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of January 31, 2011.  In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on its assessment, management concluded that, as of April 30, 2011, our internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of April 30, 2011:

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

On April 20, 2011, Asher Enterprises, Inc. converted the amount of $5,000 pursuant to their May 12, 2010 convertible promissory note into a total of 6,250,000 common shares of the Company at a deemed price of $0.0008 per common share.

On May 17, 2011, Asher Enterprises, Inc. converted the amount of $3,000 pursuant to their May 12, 2010 convertible promissory note into a total of 5,000,000 common shares of the Company at a deemed price of $0.0006 per common share.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

On May 1, 2011, the Company approved the issuance of the remaining 2,973,161 shares of common stock related to the asset acquisition agreement between the Company and Open Sundaes Ventures Ltd.   On June 13, 2011, the Company provided the transfer agent with a treasury order requesting the issuance of the shares.

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

DUSSAULT APPAREL INC.

Date:	June 18, 2011	By:	/s/ Jason Dussault
		Name:	Jason Dussault
		Title:	Chief Executive Officer and President (Principal Executive Officer)

		By:	/s/ Robert Mintak
		Name:	Robert Mintak
		Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)