Form 10-Q
period 2011-07-31
Dussault Apparel Inc.
filed 2011-09-19
CIK 1383756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

148,890,257 shares of common stock issued and outstanding as of September 15th, 2011.
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

DUSSAULT APPAREL INC.

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the nine month period ended July 31, 2011, are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2011.  For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2010.

Page
Unaudited Financial Statements
Balance Sheets	F-1
Statements of Operations	F-2
Statements of Cash Flows	F-3
Notes to Financial Statements	F-4 to F-9

DUSSAULT APPAREL INC.
Balance Sheets

	July 31, 2011 (Unaudited)	October 31, 2010 (Audited)
ASSETS
Current assets
Cash	$13,360	$30,833
Other receivable	3,915	4,016
Inventory	40,251	41,548
GST receivable	8,930	-
Total current assets	66,456	76,397

Notes Receivable	74,898	112,127
Property and Equipment, net	3,204	6,552
Trademark	193,239	183,859
Damage deposits	1,933	1,933
Total assets	$339,730	$380,868

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	78,221	13,972
Total current liabilities	78,221	13,972
Other Liabilities
Loan payable – related party	11,948	-
Loan payable	81,000	88,000
Total Liabilities	171,169	101,972
Shareholders’ Equity
Common stock - $0.001 par value, authorized 200,000, 000 shares; 142,461,686 and 111,990,000 shares issued and outstanding as at July 31, 2011 and October 31, 2010, respectively	142,461	111,990
Additional paid in capital	12,006,500	11,845,352
Accumulated deficit during the development stage	(10,656,773)	(10,656,773)
Deficit	(1,310,389)	(1,028,400)
Accumulated other comprehensive income (loss)	(13,238)	6,727
Total Shareholders' Equity	168,561	278,896
Total Liabilities and Shareholders' Equity	$339,730	$380,868

The accompanying notes are an integral part of these financial statements

DUSSAULT APPAREL INC.
Statements of Operations and Comprehensive Loss

	For the three months ended July 31,		For the nine months ended July 31,
	2011	2010	2011	2010

Revenue	$8,244	$32,388	$38,446	$209,301
Cost of Sales	2,007	11,942	28,981	81,125
Gross Profit	6,237	20,446	9,465	128,176

General and Administrative Expenses:
Professional Fees	20,084	17,987	46,691	54,850
Consulting	1,554	-	61,334	-
Salary & wages	-	-	-	201
Advertising	-	10,010	2,734	15,748
Depreciation	1,033	-	3,788	1,337
Other Administrative Expenses	24,645	43,178	97,898	124,105
Total Expenses	47,316	71,175	212,445	196,241

Operating Income (Loss)	(41,079)	(50,729)	(202,980)	(68,065)

Other Income (expense)
Interest Expense	(8,152)	-	(79,009)	-

Net Income (Loss)	$(49,231)	$(50,729)	$(281,989)	$(68,065)

Loss Per Common Share, basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares	141,264,502	51,687,000	125,793,895	67,212,000

Comprehensive loss
Loss	$(49,231)	$(50,729)	$(281,989)	$(68,065)
Foreign currency translation adjustment	(8,653)	(92,772)	(19,965)	79,862
Comprehensive income (loss)	$(57,884)	$(143,501)	$(301,954)	$11,797

The accompanying notes are an integral part of these financial statements

DUSSAULT APPAREL INC.
Statements of Cash Flows

	For the nine months ended July 31,
	2011	2010
Cash flows from operating activities:
Net (loss)	$(281,989)	$(68,065)
Adjustments to reconcile net loss to net cash used by operating activities:
Consulting services issued by shares	61,030	-
Depreciation	3,349	1,337
Accrued interest	79,009	-
Occupancy fee against loan receivable	37,229	-
Change in operating assets and liabilities:
Accounts receivable	101	11,787
Account payable	64,249	(62,600)
Inventory	1,297	(7,189)
GST receivable	(8,930)	-
Deposits	-	(6,536)
Customer Deposits	-	(5,986)
Net cash flows used by operating activities	(44,216)	(137,252)

Cash From Investing Activities:
Purchase of trade mark	(9,380)	(44,484)
Net cash (used by) investing activities	(9,380)	(44,484)

Cash flows from financing activities:
Loan to Dayton Boots	-	4,156
Proceeds from related party loan	15,293	86,775
Repayment of related party loan	(3,345)	-
Loan payable	44,580	-
Net cash flows from financing activities	56,528	90,931

Effect of exchange rates on cash	(20,405)	79,862

Net increase (decrease) in cash	(17,473)	(10,943)
Cash and equivalents, beginning of period	30,833	52,991
Cash, end of period	$13,360	$42,048

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non cash transactions:
Convert loan payable to common stock	$50,000	$-

The accompanying notes are an integral part of these financial statements

DUSSAULT APPAREL INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JULY 31, 2011
(Unaudited – prepared by Management)

Note 1 – Basis of Presentation and Nature of Operations

These interim financial statements as of and for the nine months ended July 31, 2011 reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

These interim financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s fiscal year end October 31, 2010 report. The Company assumes that the users of the interim financial information herein have read, or have access to, the audited financial statements for the preceding period, and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. The results of operations for the nine month period ended July 31, 2011 are not necessarily indicative of results for the entire year ending October 31, 2011.

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

On June 11, 2007 Release Your Lease Inc. effected a reverse forward merger with Dussault Apparel, Inc., a Nevada shell company. The name was changed to Dussault Apparel Inc. The Company changed its orientation toward the retail fashion clothing business. The Company opened a retail clothing and accessory store on Melrose Avenue in Los Angeles in November, 2007. Designs were produced in the Vancouver, Canada office, manufactured in China and warehoused in Los Angeles. The Company closed this store in November, 2008 in the wake of declining sales and deteriorating economic conditions.

Current Business of the Company

The Company moved operations to Vancouver in 2009. In the spring of 2011 its design head office moved to Los Angeles California where it now primarily designs apparel for its licensing partner, the Company continues to wholesale in very limited collections   its luxury apparel to retail outlets and to individuals in Canada. Our Apparel is designed in Los Angeles and samples manufactured by our licensing partner in North America. The Company has transitioned from being a manufacturer – wholesaler toward licensing its trademark to other wholesalers in the primarily in the Canadian market, while promoting its marque. The Company also entered into an agreement to purchase the trademark of a cosmetics line. Currently no sales, production or sampling of the cosmetic line has occurred or is planned.

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
FOR THE NINE MONTHS ENDED JULY 31, 2011
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

The carrying amounts of the Company’s financial instruments as of July 31, 2011, reflect

•	Cash: Level One measurement based on bank reporting.
•	Loans Receivable, Loans Payable: Level 2 based on promissory notes and terms.

DUSSAULT APPAREL INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JULY 31, 2011
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

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company as at July 31, 2011 had not established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.

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

Reclassification

Certain prior years amounts have been reclassified for consistency with current period presentation.   These reclassifications had no effect on reported results of operations.

Note 3 - Trademark

On April 9, 2010 the Company entered into an asset acquisition agreement with Open Sundaes Ventures Ltd. (“Open Sundaes”) for the acquisition of certain assets relating to the business of the production and development of beauty and bath products including inventory, intellectual property and business knowhow. In consideration for the acquisition of these assets, the Company paid $43,860 and agreed to issue an aggregate of 4,000,002 shares of its common stock to the shareholders of Open Sundaes. The asset acquisition agreement was approved by the shareholders of Open Sundaes at a special meeting held on April 22, 2010.  On December 14, 2010, the Company issued a total of 1,026,841 shares pursuant to the asset acquisition agreement.  As at the date of these financial statements, the Company has provided the transfer agent with a treasury order to issue the remaining 2,973,161 shares for the acquisition, which would bring the total shares issued pursuant to this agreement,  4,000,002 shares to the shareholders of Open Sundaes and 5,000,000 shares to a creditor of Open Sundaes in settlement of certain debt related to Open Sundaes and agreed to be paid between the parties.

DUSSAULT APPAREL INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JULY 31, 2011
(Unaudited – prepared by Management)

Note 3 – Trademark (continued)

The Company recorded the fair value of Trade Mark based on the fair value of shares issued and cash payments. The total value of the trade mark was $193,239 as of July 31, 2011.

We assess the Trade mark for impairment when events or circumstances indicate that the carrying value may not be recoverable, or, at a minimum, on an annual basis.

Note 4 - Inventory

Inventory was moved to the Vancouver office after the retail outlet in Los Angeles was closed in November, 2008.

Inventories are stated at the lower of cost or market value. Market value represents net realizable value. Inventory is priced according to the FIFO “first in first out” method, and counted periodically. Current inventory at July 31, 2011 is $40,251.

Note 5 - Note Receivable

On April 16, 2008 the Company entered into a bridge loan agreement under a promissory note from Dayton Boot Co. Enterprises Ltd. of Vancouver, Canada for $300,000 in Canadian funds. The terms of the note were that the principal amount, plus 6% simple interest, would be due and payable on the earlier date of  a merger transaction concluding between the two parties, or December 31, 2008. The note is accompanied by restrictions on Dayton Boot regarding the acquisition of stock or votes or control of the Company or selling its stock to the Company.

The anticipated merger did not take place. By mutual agreement the requirement to pay  interest will not be enforced, and the note is being amortized by monthly rent charged in the amount of CAD$4,000 by Dayton for Company offices at Dayton premises. Management analyzed the note for impairment and decided to write down the note by $109,735 or approximately 50% to $112,127 based upon the expected recovery of the note through rent charges. As of July 31, 2011, the balance of the note receivable is $74,898.

Note 6 - Notes Payable

On April 1, 2010 the Company issued a promissory note to Perati Finance Corporation for $38,000. The note matures in five years and accrues interest at 8%. The loan is convertible to common stock at a conversion price of 58% of the market price. The balance on this note as at July 31, 2011 is $38,000 plus accrued interest which is reflected in accounts payable of $3,518.

On May 12, 2010 the Company issued a promissory note to Asher Enterprises, Inc., a Delaware corporation, for $50,000. The note matured February 14, 2011 and accrues interest at 8%  or alternately 22% in the event of default. The loan is convertible to common stock at a conversion price of 58% of the market price.   Pursuant to the terms of the convertible note, Asher Enterprises, Inc. issued the following conversion notices during the period covered by this report:

•	November 30, 2010 - $8,000 was converted by the issuance of 1,739,130 common shares at a deemed price of $0.0046
•	January 3, 2011 - $10,000 was converted by the issuance of 3,448,276 common shares at a deemed price of $0.0029
•	January 10, 2011 - $4,000 was converted by the issuance of 1,379,310 common shares at a deemed price of $0.0029
•	February 15, 2011 - $10,000 was converted by the issuance of 3,030,303 common shares at a deemed price of $0.0033
•	March 15, 2011 - $10,000 was converted by the issuance of 4,347,826 common shares at a deemed price of $0.0023
•	April 30, 2011 - $5,000 was converted by the issuance of 6,250,000 common shares at a deemed price of $0.0008
•	May 17, 2011 - $3,000 was converted by the issuance of 5,000,000 common shares at a deemed price of $0.0006

DUSSAULT APPAREL INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JULY 31, 2011
(Unaudited – prepared by Management)

Note 6 – Notes Payable (continued)

The difference of $77,434 between the market value of shares and the deemed price of shares are recorded as an interest expense.

As at July 31, 2011, the balance owing on this note was $3,000 plus accrued interest which is reflected as accounts payable of $ 3,035.

On December 2, 2010 the Company issued a promissory note to Asher Enterprises, Inc., a Delaware corporation, for $40,000. The note matures September 1, 2011 and accrues interest at 8% or alternately 22% in the event of default. The loan is convertible to common stock at a conversion price of 58% of the market price.  The balance on this note as at July 31, 2011 is $40,000 plus accrued interest of $1,748 which is  reflected in accounts payable.

Note 7 – Prepaid Expenses

On October 1, 2010, the Company entered into a consulting agreement with Roger Agyagos whereby Roger Agyagos agreed to provide the Company with media relations and marketing services for a six month period. Under the consulting agreement the Company was required to issue 2,000,000 restricted common shares. The Company had previously recorded the consulting services as a prepaid expense in the amount of $32,200 effected on October 1, 2010. During the period ended April 30, 2011, the Company recorded $32,200 as consulting fees, thus eliminating the prepaid expense. The Company issued 2,000,000 shares of common stock on January 31, 2011 to Roger Agyagos.

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

On May 1, 2011, the Company approved the issuance of the remaining 2,973,161 shares of common stock related to the asset acquisition agreement between the Company and Open Sundaes Ventures Ltd. described above under Note 3 – Trademarks. On June 13, 2011, the Company provided the transfer agent with a treasury order requesting the issuance of the shares.  Of the 2,973,161 shares issued, a total of 2,961,858 will be issued to a related party, Jason Sundar who is an officer of the Company.  Mr. Sundar will hold the shares in trust to be distributed to various shareholders of Open Sundaes Ventures Ltd. As of the date of this financial statement the shares remain un-issued.

DUSSAULT APPAREL INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JULY 31, 2011
(Unaudited – prepared by Management)

Note 9 – Related Party Transactions

During the three month period ended January 31, 2011,  the President of the Company, Jason Dussault advanced funds in the amount of $15,959 (CAD$16,696) to the Company for working capital.  The Company has repaid $4,011 (CAD$4,196) to Jason Dussault, leaving $11,948(CAD$12,500) on the balance sheet as loan payable – related parties.

Note 10 – Subsequent Events

On August 15, 2011, Asher Enterprises, Inc. converted $4,500 pursuant to their May 12, 2010 convertible promissory note into a total of 6,428,571 common shares of the Company at a deemed price of $0.0007 per common share.

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

Effective June 11, 2007, we completed a merger with our wholly subsidiary Dussault Apparel, Inc. As a result, we changed our name from “Release Your Lease Inc.” to “Dussault Apparel Inc.” We changed the name of the Company to better reflect the anticipated direction and business of the Company. On June 11, 2007, our symbol changed to “DUSS”. The subsidiary was created solely for the purpose of the merger and change of name.

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

In addition, we acquired all rights to the trade name “Open Sundaes.” As of the date of this report no formal filing reserving this trade name has been made, but it is anticipated that applicable filings will be undertaken in the very near future in order to perfect our rights to this trade name.

Our current business is primarily limited to licensing our Deuce Collection of apparel such as hats and t-shirts, we also will continue to produce limited collections of our Dussault luxury hoodies and Dussault Headwear when deemed economically viable. We also design skateboards and swimwear for promotional events. We outsource the manufacturing of promotional items to third parties. We have also begun selling limited edition prints of our artwork through our company website. Any limited collections of Dussault hoodies and headwear are only produced based upon demand. We outsource the manufacturing of these orders to third parties. Upon submission and receipt of the order the client / retailer is required to prepay 50% of the order, with the balance payable on delivery. When we place the order with a manufacturer for production, we pay for the manufacturing costs upon completion. We do not have any agreements in place for manufacturing, given this model. Given this order by order business model, we can function without maintaining large inventories and reduced warehousing of products. We do incur costs of sample production. Our design functions are carried out at our head office location. Any Dussault hoodies that are produced are manufactured in Canada, licensed products are managed entirely by our license partners we only incur cost of design and sampling the license tee shirts are manufactured in the United States, Canada and China, our licensed headwear is manufactured in China.

We do have distribution agreements in regards to our "Deuce" collection in Canada, and for our headwear collection in the United States as follows:

•
On November 10, 2009, our Company entered into a distribution agreement with EHM Holdings for a term of two years, wherein, EHM Holdings holds distribution rights to Deuce Custom Ink brand throughout Canada. Our Deuce collection is distributed pursuant to this agreement with EHM Holdings, pursuant to which we split the gross profit margin from the product sales with them.

•
On October 31, 2009, our Company entered into a merchandising license agreement with USPA Accessories, LLC, wherein, our Company agreed to provide design services under a merchandising license agreement in consideration for royalty payments of 10% of the gross income from the sales derived under a merchandising license agreement. Our headwear collection is distributed pursuant to this agreement with USPA Accessories, LLC, doing business as Concept One.

Both of the foregoing distribution/merchandising agreements are non-exclusive.

At present, our products are available in approximately 200 retail locations across the United States and Canada, through approximately 40 different retailers. Of these locations, approximately 140 are Hatworld, which carries our headwear collection. Given that such retailers only carry our products on an order by order basis, we can provide no assurances that such retailers will continue to purchase and carry our products on any ongoing basis.

We will continue to focus on our remaining operations and distribution arrangements and will seek additional opportunities in the apparel retail sector.

In the spring of 2011 its design and head office moved to Los Angeles California where it now primarily designs apparel for its licensing partner, the Company continues to wholesale in very limited collections its luxury apparel to retail outlets and to individuals in Canada.
The Company recently added two additional directors to assist with a review of the current business of the Company as sales have been decreasing and the Company cannot continue to operate its current business unless management can find some potential opportunities to increase sales.

Management has requested a report to the Board so as to evaluate the benefits of maintaining the current business or whether to consider a restructure and to seek other potential business opportunities that may be more profitable and increase stockholder value.

Material Changes in Financial Condition

Liquidity & Capital Resources

As of July 31, 2011, our cash balance was $13,360, which is a decrease from our cash balance of $30,833 as of October 31, 2010.  The cash balance relates primarily to a loan in the amount of $40,000 which was negotiated in December, 2010 with Asher Enterprises Inc. We also have other receivables of $3,915 and a tax receivable of $8,930.  During the nine month period ending July 31, 2011 we used a portion of the loan to pay various operating expenses related to the ongoing management of the Company.

Presently, our revenues are not sufficient to meet our operating and capital expenses.  Our capital requirements are difficult to plan in light of our current strategy to limit our operations and our products. Since our inception, we have been dependent on investment capital as an important source of liquidity. Our operations presently are generating negative cash flow, and we do not expect positive cash flow from operations in the near term. We need to secure additional working capital in the short-term in order to sustain our operations and execute our business plan. We have incurred operating losses since inception, and this is likely to continue into the fiscal year ending October 31, 2011.  There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis should it be required, or generate significant material revenues from operations, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease our operations.

The management of the Company has appointed other members to join the Board of Directors who may provide assistance in planning the forward strategy of the Company and in assisting in raising capital so that the Company may continue operations.

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

Our expenses for the nine month period ending July 31, 2011, were $212,445, as compared to the same period in 2010 of $196,241.  This increase in expenses was largely attributable to an increase in consulting fees from $nil (2010) to $61,334 (2011)  and an increase in occupancy costs from $31,681 (2010) to $50,369 (2011) and were offset by a decrease in professional fees from $54,850 (2010) to $46,691 (2011) and administration expenses from $72,857 (2010) to $42,449 (2011).   Our revenues for the nine months periods decreased from $209,301 (2010) to $38,446 (2011).  This decrease was due to the fact that we have limited operations and are not undertaking any marketing campaigns for our products or attaining new customers due to a lack of working capital.  We had a net operating loss of ($202,980) for the nine month period ending July 31, 2011 as compared to a net loss of ($68,065)  for the comparable period ending July 31, 2010.  As well we had interest expense for the nine months ended July 31, 2011 in the amount of $79,009 as compared to no interest expense during the comparable period in 2010.

Net losses for the nine months ended July 31, 2011 were ($281,989) as compared to ($68,065) for July 31, 2010, due largely to the changes in operating expenses as detailed above and the interest expense and the substantial decrease in revenues in 2011.

For the three month periods ended July 31, 2011 as compared to July 31, 2010, there were operating losses were ($41,079) and ($50,729) respectively, the decrease in operating losses for the period ended July 31, 2011 were largely due to a decrease in administration expenses.  Revenues decreased from $20,446 (2010) to $6,237 (2011) and interest expense increased from $nil (2010) to $8,152 (2011) bringing our net loss to $49,231 (2011) from $50,729 (2010).

Off- Balance Sheet Arrangements

The Company presently does not have any off-balance sheet arrangements.

Going Concern

We have suffered recurring losses from operations and are dependent on our ability to raise capital from stockholders or other sources to meet our obligations and repay our liabilities arisinT from normal business operations when they become due. In their report on our audited financial statements for the year ended October 31, 2010, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements as presented in our Form 10-K filed with the SEC on February 14, 2011 contain additional note disclosure describing the circumstances that lead to this disclosure by our independent auditors.

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock or by loans. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors or others to meet our obligations over the next twelve months.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

ITEM 4T.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Mr. Jason Dussault, Principal Executive Officer and Mr. Robert Mintak, Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e).  Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of July 31, 2011, because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of July 31, 2011.  In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on its assessment, management concluded that, as of July 31, 2011, our internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of July 31, 2011:

1)
Lack of an independent audit committee or audit committee financial expert, and no independent directors.  We do not have an audit committee.  This factor may be counter to corporate governance practices as defined by the various stock exchanges and may lead to less supervision over management;

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

Changes in Internal Control over Financial Reporting

As of July 31, 2011, management assessed the effectiveness of our internal control over financial reporting.  Based on that evaluation, it was concluded that during the quarter ended and to date, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting.  However, management believes these weaknesses did not have an effect on our financial results.  During the course of their evaluation, management did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses.  We will not be able to do so until, if ever, we acquire sufficient financing and staff to do so.  We will implement further controls as circumstances, cash flow, and working capital permits.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the period ended July 31, 2011, fairly present our financial position, results of operations, and cash flows for the periods covered, as identified, in all material respects.

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

During the quarter ended July 31, 2011, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 1A.  RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 15, 2011, Asher Enterprises, Inc. converted an additional $4500 pursuant to their May 12, 2010 convertible promissory note into a total of 6,428,571 common shares of the Company at a deemed price of $0.0007 per common share.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

On June 22, 2011, Ms. Myung-Ah Melanie Kim and Ms. Maria Kostakou were appointed to the Board of Directors of the Company.

ITEM 6.  EXHIBITS

NO.	IDENTIFICATION OF EXHIBIT
3.1	Articles of Incorporation	Incorporated by reference to our Registration Statement on Form SB-2 filed on January 11, 2007.
3.2	Bylaws	Incorporated by reference to our Registration Statement on Form SB-2 filed on January 11, 2007.
3.3	Articles of Merger	Incorporated by reference to our Form 8-K filed on June 16, 2007.
3.4	Certificate of Change	Incorporated by reference to our Form 8-K filed on June 16, 2007
10.1	Distribution Agreement dated November 10, 2009, between our company and EHM Holdings.	Incorporated by reference to our Quarterly Report on Form 10-Q filed on March 22, 2010
10.2	Merchandising License Agreement dated October 31, 2009, between our company and USPA Accessories, LLC.	Incorporated by reference to our Quarterly Report on Form 10-Q filed on March 22, 2010
10.3	Convertible loan agreement between the Company and Perati Finance Corp dated December 15, 2009	Incorporated by reference to our Form 8-K filed on January 27, 2011
10.4	Asset Acquisition Agreement dated April 9, 2010 between the Company and Open Sundaes Ventures Ltd.	Incorporated by reference to our Form 8-K filed on February 8, 2011
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUSSAULT APPAREL INC.

Date:	September 14, 2011	By:	/s/ Jason Dussault
		Name:	Jason Dussault
		Title:	Chief Executive Officer and President (Principal Executive Officer)

		By:	/s/ Robert Mintak
		Name:	Robert Mintak
		Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)