Form 10-K
period 2011-10-31
Dussault Apparel Inc.
filed 2012-02-14
CIK 1383756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2011

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

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
n/a	n/a

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock
Title of class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	[ ]	No	[X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes	[ ]	No	[X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	[X]	No	[ ]

ndicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	[X]	No	[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was approximately $218,790  based on the closing price of $0.0018 on April 29, 2011  (the last business day of the registrant’s most recently completed second quarter), assuming solely for the purpose of this calculation that all directors, officers and greater than 10% stockholders of the registrant are affiliates. The determination of affiliate status for this purpose is not necessarily conclusive for any other purpose.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PAST 5 YEARS:

Indicate by check mark whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes	[ ]	No	[ ]

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

183,530,198 shares of common stock issued and outstanding as of January 25, 2012

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes.

None

Forward Looking Statements

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements.  These statements relate to future events or our future financial performance.  A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this Form 10-K.  In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Such risks include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

The safe harbors of forward-looking statements provided by Section 21E of the Exchange Act are unavailable to issuers of penny stock. As we issued securities at a price below $5.00 per share, our shares are considered penny stock and such safe harbors set forth under the Private Securities Litigation Reform Act of 1995 are unavailable to us.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the common shares in our capital stock.

As used in this Annual Report, the terms "we," "us," "Company," "our" and "Dussault" mean Dussault Apparel Inc., unless otherwise indicated.

ITEM 1.      BUSINESS

Background

The address of our principal executive office is 1308 Factory Place, Suite 311, Los Angeles, CA 90013.  Our telephone number is (323) 843-2186.  The Company’s web-site is www.dussaultapparel.com.

Our common stock is quoted on the OTCMarketsQB under the symbol "DUSS".

Corporate History

We were incorporated on October 1, 2006 in the State Nevada under the name Release Your Lease Inc. Our initial business plan was to create a web-based service for buyers and sellers of leased automobiles. Our stock was listed for trading on the OTC Bulletin Board on March 14, 2007 under the symbol “RLYL”. A decision was made by new management, to change the corporate direction of the Company and to pursue opportunities in the retail fashion industry.

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

Currently, the Canadian reality TV series "Dussault Inc." is being broadcast on networks in Canada and was picked for broadcast in New Zealand by TVNZ.  TVNZ are playing 'Dussault Inc.' in prime time and they have our promo materials on their website, which management hopes will increase sales. The TV series is not owned by Dussault Apparel Inc and the Company receives no payment from the TV series..

Our Current Business

Our current business is primarily limited to licensing our Deuce Collection of apparel such as hats and t-shirts , we also will continue to produce limited collections of our Dussault luxury hoodies and Dussault Headwear when deemed economically viable. We also design skateboards and swimwear for promotional events, we outsource the manufacturing of promotional items to third parties.We have also begun selling limited edition prints of our artwork when available through our company website . Any limited collections of Dussault hoodies and headware are only produced based upon demand. We outsource the manufacturing of these orders to third parties. Upon submission and receipt of the order the client / retailer is required to prepay 50% of the order, with the balance payable on delivery. When we place the order with a manufacturer for production, we pay for the manufacturing costs upon completion. We do not have any agreements in place for manufacturing, given this model. Given this order by order business model, we can function without maintaining large inventories and reduced warehousing of products. We do incur costs of sample production. Our design functions are carried out at our head office location. Any Dussault hoodies that are produced are manufactured in Canada, licensed products are managed entirely by our license partners we only incur cost of design and sampling the license tee shirts are manufactured in the United States, Canada and China, our licensed head ware is manufactured in China.

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

Distribution Methods Of Our Products

Our products are sold in Canada through retail stores, upscale retailers, boutiques and specialty stores and our company’s website.

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

Marketing

Our main focus of marketing our company is the reality television show "Dussault Inc.", produced by Paperny Films. Filming for Season One of the show was completed and aired in Canada on the Biography Channel. The show follows the daily life of designer Jason Dussault and the staff of Dussault Apparel.  The second season has been filmed and the first show of the second season was aired on the BioChannel on January 14, 2012.   As well, "Dussault Inc." was picked up in November, 2011 for broadcast in New Zealand by TVNZ.

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

Our hoodies are being promoted through fashion shows, concerts, and industry parties. The cost incurred for this type of marketing is through merchandise and marketing materials give aways.

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

Corporate Offices

Our principal office is currently located at the offices of Jason Dussault at Suite 311, 1308 Factory Place, Los Angeles, California, 90013.  We believe that this space is sufficient to meet our present needs and do not anticipate any difficulty in securing alternative or additional space, as needed, on terms acceptable to us.

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

•
 In addition, we acquired all rights to the tradename “Open Sundaes.” As of the date of this report no formal filing reserving this tradename has been made, but it is anticipated that applicable filings will be undertaken in the very near future in order to perfect our rights to this tradename.

We do not have any subsidiaries.

Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports that we file with the Securities and Exchange Commission, or SEC, are available at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding reporting companies.

ITEM 1A.  RISK FACTORS

An investment in our securities should be considered highly speculative due to various factors, including the nature of our business and the present stage of our development. An investment in our securities should only be undertaken by persons who have sufficient financial resources to afford the total loss of their investment. In addition to the usual risks associated with investment in a business, the following is a general description of significant risk factors which should be considered. You should carefully consider the following material risk factors and all other information contained in this Annual Report before deciding to invest in our common stock. If any of the following risks occur, our business, financial condition and results of operations could be materially and adversely affected. Additional risks and uncertainties we do not presently know or that we currently deem immaterial may also impair our business, financial condition or operating results.

Risks Relating to our Company

We have had minimal cash flows from operations and if we are not able to obtain further financing we may be forced to scale back or cease operations or our business operations may fail.

To date we have had minimal cash flows from operations and we have been dependent on sales of our equity securities to meet our cash requirements. As of October 31, 2011, we had working capital deficit of $43,276. We do not expect positive material cash flow from operations in the near term. We have estimated that we may require up to $400,000 to carry out our plan in regards to retail fashion during the twelve month period ended October 31, 2012. However, there is no assurance that actual cash requirements will not exceed our estimates.

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

Changes in trends may cause uncertainties with respect to the growth of our company and can affect our ability to generate revenues.

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

We are subject to new corporate governance and internal control reporting requirements, and our costs related to compliance with, or our failure to comply with existing and future requirements, could adversely affect our business.

We may face new corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations subsequently adopted by the SEC and the Public Company Accounting Oversight Board.  These laws, rules, and regulations continue to evolve and may become increasingly stringent in the future.  In particular, under rules proposed by the SEC on October 6, 2006, we are required to include management’s report on internal controls as part of our annual report pursuant to Section 404 of the Sarbanes-Oxley Act.  We strive to continuously evaluate and improve our control structure to help ensure that we comply with Section 404 of the Sarbanes-Oxley Act.  The financial cost of compliance with these laws, rules, and regulations is expected to remain substantial.  We cannot assure you that we will be able to fully comply with these laws, rules, and regulations that address corporate governance, internal control reporting, and similar matters.  Failure to comply with these laws, rules and regulations could materially adversely affect our reputation, financial condition, and the value of our securities.

We depend on our officers and directors and the loss of these individuals could adversely affect our business.

Our Company is completely dependent on our officers, Jason Dussault, who is also our sole director and Robert Mintak and Jason Sundar.  We currently have no employees and the loss of any of these individuals could significantly and adversely affect our business, and certainly the loss of all three individuals on or about the same time could result in a complete failure of the Company. We do not carry any life insurance on the any of our directors or officers.

Risks Relating to an Investment in our Securities

We may, in the future, issue additional common shares that would reduce investors’ percent of ownership and may dilute our share value.

Our Articles of Incorporation authorize the issuance of up to 1,050,000,000 common shares, $0.001 par value. The future issuance of common shares may result in substantial dilution in the percentage of our common shares held by our then existing stockholders. We may value any common shares issued in the future on an arbitrary basis. The issuance of common shares for future services or acquisitions or other corporate actions may have the effect of diluting the value of the common shares held by our investors, and might have an adverse effect on any trading market for our common shares.

Market for penny stock has suffered in recent years from patterns of fraud and abuse and our stock has been volatile.

Stockholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include: (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced salespersons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and, (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequential investor losses.

Our management is aware of the abuses that have occurred historically in the penny stock market. The occurrence of these patterns or practices could in the future increase the volatility of our share price.

Our common shares are subject to the “penny stock” rules of the SEC, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The SEC has adopted regulations that generally define a “penny stock” to be any equity security other than a security excluded from such definition by Rule 3a51-1 under the Securities Exchange Act of 1934, as amended. For the purposes relevant to our Company, it is any equity security that has a market price of less than $5.00 per share, subject to certain exceptions.

Our common shares are currently regarded as a “penny stock”, since our shares are not listed on a national stock exchange or quoted on the NASDAQ Market within the United States, to the extent the market price for its shares is less than $5.00 per share. The penny stock rules require a broker-dealer to deliver a standardized risk disclosure document prepared by the SEC, to provide a customer with additional information including current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customer's account, and to make a special written determination that the penny stock is a suitable investment for the purchaser, and receive the purchaser's written agreement to the transaction.

To the extent these requirements may be applicable, they will reduce the level of trading activity in the secondary market for the common shares and may severely and adversely affect the ability of broker-dealers to sell the common shares.

FINRA sales practice requirements may also limit a stockholders ability to buy and sell our stock.

In addition to the penny stock rules promulgated by the SEC, which are discussed in the immediately preceding risk factor, FINRA rules require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit the ability to buy and sell our stock and have an adverse effect on the market value for our shares.

Our common stock may experience extreme rises or declines in price, and you may not be able to sell your shares at or above the price paid.

Our common stock may be highly volatile and could be subject to extreme fluctuations in response to various factors, many of which are beyond our control, including (but not necessarily limited to) (i) the trading volume of our shares; (ii) the number of securities analysts, market-makers and brokers following our common stock; (iii) changes in, or failure to achieve, financial estimates by securities analysts; (iv) actual or anticipated variations in quarterly operating results; (v) conditions or trends in our business industries; (vi) announcements by us of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; (vii) additions or departures of key personnel; (viii) sales of our common stock; and (ix) general stock market price and volume fluctuations of publicly-traded and particularly, microcap companies.

Investors may have difficulty reselling shares of our common stock, either at or above the price they paid for our stock, or even at fair market value. The stock markets often experience significant price and volume changes that are not related to the operating performance of individual companies, and because our common stock is thinly traded it is particularly susceptible to such changes. These broad market changes may cause the market price of our common stock to decline regardless of how well we perform as a company. In addition, there is a history of securities class action litigation following periods of volatility in the market price of a company’s securities. Although there is no such shareholder litigation currently pending or threatened against the Company, such a suit against us could result in the incursion of substantial legal fees, potential liabilities and the diversion of management’s attention and resources from our business. Moreover, and as noted below, our shares are currently traded on the OTCBB and, further, are subject to the penny stock regulations. Price fluctuations in such shares are particularly volatile and subject to manipulation by market-makers, short-sellers and option traders.

We have not and do not intend to pay any cash dividends on our common shares and, consequently, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We have not, and do not, anticipate paying any cash dividends on our common shares in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them.

A decline in the price of our common stock could affect our ability to raise further working capital, adversely impact our ability to continue operations and may cause us to go out of business.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because we may attempt to acquire a significant portion of the funds we need in order to conduct our planned operations through the sale of equity securities, or convertible debt instruments, a decline in the price of our common stock could be detrimental to our liquidity and our operations because the decline may cause investors to not choose to invest in our stock. If we are unable to raise the funds we require for all our planned operations, we may be forced to reallocate funds from other planned uses and may suffer a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations.  As a result, our business may suffer, we may not be successful and we may go out of business. We also might not be able to meet our financial obligations if we cannot raise enough funds through the sale of our common stock and we may be forced to go out of business.

ITEM 1B.           UNRESOLVED STAFF COMMENTS

None.

ITEM 2.              PROPERTIES

Our principal office is located at the offices of our President and CEO at 1308 Factory Place, Suite 311, Los Angeles, CA .   We also have warehouse space in North Vancouver, British Columbia and we are invoiced $2000,00 per month from our President and CEO for provision of this space.   We believe that this space is sufficient to meet our present needs and do not anticipate any difficulty in securing alternative or additional space, as needed, on terms acceptable to us.

ITEM 3.               LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against our Company, nor of any proceedings that a governmental authority is contemplating against us.

ITEM 4.               [REMOVED AND RESERVED]

PART II

ITEM 5.              MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Market Information

The Company's common stock is currently quoted on the OTCMarketsQB (OTCQB) under the trading symbol “DUSS.”  Following is a report of high and low closing bid prices for each quarterly period for the fiscal years ended October 31, 2011 and October 31, 2010.

Quarter	High ($)	Low ($)
4th Quarter ended 10/31/2011	0.014	0.001
3rd Quarter ended 7/31/2011	0.0026	0.001
2nd Quarter ended 4/302011	0.009	0.0013
1st Quarter ended 1/31/2010	0.01	0.005

4th Quarter ended 10/31/2010	0.025	0.008
3rd Quarter ended 7/31/2010	0.044	0.015
2nd Quarter ended 4/30./2010	0.06	0.015
1st Quarter ended 1/31/2009	0.055	0.021

The above information was provided by OTC Markets.  The quotations provided may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

As of December 11, 2011, there were 28 record holders of the Company’s common stock (which number does not include the number of stockholders whose shares are held by a brokerage house or clearing agency, but does include such brokerage houses or clearing agencies as one record holder).

Dividends

We have never declared or paid dividends on our common stock.  We intend to retain earnings, if any, to support the development of our business and therefore do not anticipate paying cash dividends for the foreseeable future. Payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including current financial condition, operating results and current and anticipated cash needs.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Recent Sales of Unregistered Securities

On December 2, 2010 the Company issued a promissory note to Asher Enterprises, Inc., a Delaware corporation, for $40,000. The Company issued the following securities pursuant to the terms of the promissory note.

On September 19, 2011 Asher Enterprises, Inc. converted $4,000 pursuant to their December 2, 2010 convertible promissory note into a total of 6,666,667 common shares at a deemed price of $0.0006;

On September 21, 2011 2011 Asher Enterprises, Inc. converted $5,000 pursuant to their December 2, 2010 convertible promissory note into a total of 7,142,857 common shares at a deemed price of $0.0007;

On September 26, 2011 2011 Asher Enterprises, Inc. converted $4,000 pursuant to their December 2, 2010 convertible promissory note into a total of 6,666,667 common shares at a deemed price of $0.0006;

On October 3, 2011 Asher Enterprises, Inc. converted $13,000 pursuant to their December 2, 2010 convertible promissory note into a total of 6,842,105 common shares at a deemed price of $0.0019;

On October 4, 2011 Asher Enterprises, Inc. converted $6,500 pursuant to their December 2, 2010 convertible promissory note into a total of  2,954,545 common shares at a deemed price of $0.0022;

On October 6, 2011 Asher Enterprises, Inc. converted $3,000 in principal and $1,600 in accrued interest pursuant to their December 2, 2010 convertible promissory note into a total of 1,393,939 common shares at a deemed price of $0.0033.

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

On January 19, 2011 the Company issued a total of 2,575,305 shares to an offshore party completing the required stock issuance for the acquisition of the Open Sundaes trademark.

The 2,575,305 shares issued above were issued  in compliance with the exemption from the registration requirements found in Regulation S promulgated by the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended. The offer and sale to the purchasers was made in an offshore transaction as defined by Rule 902(h). No directed selling efforts were made in the U.S. as defined in Rule 902(c). The offer and sale to the purchasers was not made to a U.S. person or for the account or benefit of a U.S. person. The following conditions were present in the offer and sale: a) The purchaser of the securities certified that it is not a U.S. person and did not acquire the shares for the account or benefit of any U.S. person; b) The purchaser has agreed to resell the securities only in compliance with Regulation S pursuant to a registration under the Securities Act, or pursuant to an applicable exemption from registration; and has agreed not to engage in hedging transactions with regard to the securities unless in compliance with the Securities Act; c) The purchaser has acknowledged and agreed with the Company that the Company shall refuse registration of any transfer of the securities unless made in accordance with Regulation S, pursuant to a registration statement under the Securities Act, or pursuant to an applicable exemption from registration; and d) The purchaser has represented that it is acquiring the shares for its own account, for investment purposes only and not with a view to any resale, distribution or other disposition of the shares in violation of the United States federal securities laws. Neither the Company nor any person acting on its behalf offered or sold these securities by any form of general solicitation or general advertising. The shares sold are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom.

There were no other unregistered securities to report which were sold or issued by the Company without the registration of these securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements, within the period covered by this report, which have not been previously included in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During each month within the fourth quarter of the fiscal year ended October 31, 2011, neither we nor any “affiliated purchaser,” as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our common stock or other securities.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company does not currently have any equity compensation plans and thus no securities have been issued.

ITEM 6.               SELECTED FINANCIAL DATA.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 7.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this Annual Report.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in such forward looking statements.  Factors that could cause or contribute to such differences include those discussed below and elsewhere in this Annual Report.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Background

We were incorporated on October 1, 2006 in the State Nevada under the name Release Your Lease Inc. Our initial business plan was to create a web-based service for buyers and sellers of leased automobiles. A decision was made by new management, to change the corporate direction of the Company and to pursue opportunities in the retail fashion industry and effective June 11, 2007, we completed a merger with our wholly subsidiary Dussault Apparel Inc.   We current operate in the retail fashion industry.

Liquidity & Capital Resources

As of October 31, 2011, our cash balance was $8,449, which is a decrease from our cash balance of $30,833 as of October 31, 2010.  We also have an increase to accounts receivable of $16,089 as compared to Nil in October 2010, other receivables of $4,016 which is unchanged from October 2010, and a tax receivable of $5,711 which is increased from Nil in the prior fiscal year.  During the fiscal year ended October 31, 2011 we obtained and used loans totaling $90,000 to pay various operating expenses related to the ongoing management of the Company, which amount in full, including accrued interest was repaid by the issuance of shares of the Company’s common stock.

Presently, our revenues are not sufficient to meet our operating and capital expenses.  Our capital requirements are difficult to plan in light of our current strategy to limit our operations and our products.   However based on our expenditures from prior years we have estimated that we will require $400,000 over the next twelve months to pay down our existing liabilities and to continue to grow our operations.  Since our inception, we have been dependent on investment capital as an important source of liquidity. Our operations presently are generating negative cash flow, and we do not expect positive cash flow from operations in the near term. We need to secure additional working capital in the short-term in order to sustain our operations and execute our business plan. We have incurred operating losses since inception, and this is likely to continue into the fiscal year ending October 31, 2012.  There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis should it be required, or generate significant material revenues from operations, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease our operations.

Our ability to meet our financial commitments is primarily dependent upon the continued issuance of equity to new stockholders, the ability to borrow funds, and ultimately upon our ability to achieve and maintain profitable operations. There are no assurances that we will be able to obtain required funds for our continued operations or that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.  If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business.

There is substantial doubt about our ability to continue as a going concern, as the continuation of our business is dependent upon obtaining further short and long-term financing and achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholder. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Results of Operations

The discussion and financial statements contained herein are for our fiscal year ended October 31, 2011 and October 31, 2010.  The following discussion regarding our financial statements should be read in conjunction with our financial statements included herewith.

We have suffered recurring losses from operations. The continuation of our Company is dependent upon us attaining and maintaining profitable operations and raising additional capital as needed. In this regard, we have successfully raised additional capital through equity offerings and loan transactions in the past and presently believe we will be able to do so in the future, though we can offer no assurance of this outcome as no specific arrangements are in place.

Comparison of the Fiscal Year Ended October 31, 2011 and October 31, 2010

During the fiscal years ended October 31, 2011 and 2010, we earned gross revenues of $32,046 as compared to $216,815, with gross loss of $19,512 in the current fiscal year as compared to profit of $31,454 for the year ended October 31, 2010.  We experienced a substantial decline in overall sales, and a reduction to profit margin from 15% to (60%) during the current fiscal year.

For the fiscal year ended October 31, 2011, our loss from operations decreased substantially to $342,191, from $1,047,189 in the prior year.  This decrease was mainly due to a substantial reduction in salaries and wages from $350,732 for the fiscal year ended October 31, 2010 to Nil in the current fiscal year, as well as a substantial decrease in consulting fees from $369,161 (2010) as compared to $65,617 in the current fiscal year, as our overall operational activity was substantially decreased.  As a result, our costs for advertising declined from $12,512 (2010) to $2,863 and general and administrative expenses also declined from $179,887 (2010) to $126,566 in the current fiscal year.

Professional fees reflect a slight increase from $50,729 in the fiscal year ended October 31, 2010 to $53,577 for the year ended October 31, 2011.

During the current fiscal year the Company recorded a total of $13,408 to write down the value of obsolete inventory with no comparative entry in the prior fiscal year.  In addition we recorded a bad debt expense of $75,346 in the current year, as compared to $109,735 in the prior fiscal year ended October 31, 2010 with respect to a note receivable that the Company has determined to be unrecoverable.

Other income and expenses reflect a trademark impairment charge of $192,214 in the current fiscal year with no comparative entry in the fiscal year ended October 31, 2010, as the Company evaluated its capitalized trademark costs for recoverability and determined the recoverability of the asset to be impaired. In addition we recorded loss on conversion expenses of $230,456 in the current fiscal year, as compared to Nil in the fiscal year ended October 31, 2010 as a result of certain loans which were settled by the issuance of shares of common stock at a discount to market price on the date of issue. At the same time, the Company royalties’ income increased substantially to $33,955 from $18,663 in the prior year.

 During the fiscal year ended October 31, 2011 the Company recorded a net loss of $756,768 as compared to a net loss of $1,028,400 in the prior fiscal year ended October 31, 2010.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of their evaluation form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions and circumstances. Our significant accounting policies are more fully discussed in the Notes to our Financial Statements.

Off- Balance Sheet Arrangements

The Company presently does not have any off-balance sheet arrangements.

ITEM 7A.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 8.               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

DUSSAULT APPAREL INC.
(A Development Stage Company)

REPORT AND FINANCIAL STATEMENTS

October 31, 2011
(Stated in US Dollars)

Page

Audited Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets	F-3

Statements of Operations	F-4

Statements of Changes in Stockholders’ Equity	F-5

Statements of Cash Flows	F-6

Notes to Audited Financial Statements	F-7 to F-13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors and Shareholders
Dussault Apparel Inc.
Vancouver, B.C., Canada

I have audited the accompanying balance sheet of Dussault Apparel Inc. as of October 31, 2011 and 2010 and the related statements of operations, of shareholders’ equity (deficit) and of cash flows for the years ended October 31, 2011 and 2010 These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, based on my audit, the financial statements referred to above present fairly, in all material respects, the financial position of Dussault Apparel Inc. as of October 31, 2011 and 2010  and the results of its operations and its cash flows for the years ended October 31, 2011 and 2010 in conformity with United States generally accepted accounting principles.

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company as at October 31, 2011 had not established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  These factors raise substantial doubt concerning the Company’s ability to continue as a going concern.  Its ability to continue as a going concern is dependent on the successful stimulation of sales in order to fund operating losses and become profitable.  If the Company is unable to make it profitable, the Company could be forced to cease development of operations.  Management cannot provide any assurances that the Company will be successful in its operation.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern

The Company has determined that it is not required to have, nor was I engaged to perform, an audit of the effectiveness of its documented internal controls over financial reporting.

/s/John Kinross-Kennedy

John Kinross-Kennedy
Certified Public Accountant
Irvine, California
February 9, 2012

DUSSAULT APPAREL INC.
BALANCE SHEETS
AUDITED

	October 31, 2011	October 31, 2010
ASSETS
Current assets
Cash	$8,449	$30,833
Accounts receivable	16,089	-
Other receivable	4,016	4,016
Inventory	-	41,548
GST receivable	5,711	-
Total current assets	34,265	76,397

Notes Receivable	-	112,127
Property and Equipment, net	2,489	6,552
Trademark	4,786	183,859
Damage deposits	1,933	1,933
Total assets	$43,473	$380,868

LIABILTIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable and accrued liabilities	77,555	13,972
Total current liabilities	77,555	13,972

Other Liabilities
Loan payable - related party	12,603	-
Loan payable	38,000	88,000
Total Liabilities	128,158	101,972

Shareholders’ Equity
Common stock - $0.001 par value, authorized 1,050,000,000 shares; 180,954,893 and 111,990,000 shares issued and outstanding as at October 31,2011 and October 31, 2010, respectively	180,954	111,990
Additional paid in capital	12,163,327	11,845,352
Accumulated deficit during the development stage	(10,656,773)	(10,656,773)
Deficit	(1,785,168)	(1,028,400)
Accumulated other comprehensive income (loss)	12,975	6,727
Total Stockholders’ Equity	(84,685)	278,896
Total Liabilities and Stockholders’ Equity	$43,473	$380,868

The accompanying notes are an integral part of these financial statements.

DUSSAULT APPAREL INC.
Statements of Operations and Comprehensive Loss

	Year ended October 31,
	2011	2010

Revenue	$32,046	$216,815
Cost of Sales	51,558	185,361
Gross Profit	(19,512)	31,454

General and Administrative Expenses
Professional Fees	53,577	50,729
Consulting	65,617	369,161
Salary & wages	-	350,732
Advertising	2,863	12,512
Write down inventory	13,408	-
Bad debts	75,346	109,735
Depreciation	4,814	5,887
Other Administrative Expenses	126,566	179,887
Total Expenses	342,191	1,078,643

Operating Income (Loss)	(361,703)	(1,047,189)

Other Income (expense)
Royalties	33,955	18,663
Trademark impairment charge	(192,214)	-
Loss on conversion	(230,456)	-
Interest expense	(6,350)	126
Net Income (Loss)	$(756,768)	$(1,028,400)

Loss Per Common Share, basic	$0.006	$(0.01)

Weighted Average Number of Common Shares	137,187,267	81,992,186

Comprehensive loss
Loss	$(756,768)	$(1,028,400)
Foreign currency translation adjustment	6,248	48,681
Comprehensive income (loss)	$(750,520)	$(979,719)

The accompanying notes are an integral part of these financial statements.

DUSSAULT APPAREL INC.
Statements of Stockholders’ Equity

				Accumulated	Accumulated
				Other	Deficit		Total
	Common Stock		Additional	Compre-	during the		Shareholders'
	Number of		Paid-In	hensive	Development		Equity
	Shares	Amount	Capital	Income	Stage	Deficit	(Deficit)
Inception: August 1, 2006	-	$-	$-	$-	$-	$-	$-
Aug. 31, 2006: issued stock for cash at $0.02 per share	1,500,000	1,500	13,500				15,000
Oct31, 2006: issued stock for cash at $0.02 per share	1,550,000	1,550	29,450				31,000
Net loss for period January 12 - October 31, 2006					(2,154)		(2,154)
Balances at October 31, 2006	3,050,000	$3,050	$42,950	$-	$(2,154)	$-	$43,846
Nov. 8, 2006: issued stock for cash at $0.02 per share	450,000	450	8,550				9,000
Balances before 14 for 1 forward common stock split	3,500,000	3,500	51,500		(2,154)		52,846
Jun 11, 2007: 14 for 1 forward common stock split	45,500,000	45,500	(45,500)				-
Balances after 14 for 1 forward common stock split	49,000,000	$49,000	$6,000	$-	$(2,154)	$-	$52,846
Aug31, 2007 issued stock for services at $1.00 per share	5,272,000	5,272	5,266,728				5,272,000
Aug. 31, 2007 issued stock for cash at $1.00 per share	2,215,000	2,215	2,212,785				2,215,000
Net loss for year ended October 31, 2007					(5,921,650)		(5,921,650)
Balances at October 31, 2007	56,487,000	$56,487	$7,485,513	$-	$(5,923,804)	$-	$1,618,196
Nov. 23, 2007: stock returned to Treasury	(13,000,000)	(13,000)	13,000				-
April 30, 2008 contribution of Vancouver office assets			667,242				667,242
Apr. 28, 2008 issued stock for cash at $1.00 per share	1,275,000	1,275	1,273,725				1,275,000
Oct. 7, 2008 issued stock for cash at $1.20 per share	6,925,000	6,925	1,378,075				1,385,000
Net loss for the year ended October 31, 2008				(21,194)	(4,158,068)		(4,179,262)
Balances at October 31, 2008	51,687,000	$51,687	$10,817,555	$(21,194)	$(10,081,872)	$-	$766,176
Overcontribution of Vancouver assets			(445,966)				(445,966)
Oct. 14, 2008 stock surrendered to Treasury and cancelled	(1,500,000)	(1,500)	1,500				-
Nov. 13, 2008 issued stock for cash at $0.01 per share	8,600,000	8,600	77,400	$(8,493)			77,507
Nov. 14, 2008 stock surrendered to Treasury and cancelled	(500,000)	(500)	500				-
Nov. 24, 2008 issued stock for services at $0.01 per share	425,000	425	3,825				4,250
Nov. 26, 2008 issued stock for services at $0.01 per share	600,000	600	5,400				6,000
Feb. 2, 2009 issued stock for services at $0.01 per share	2,900,000	2,900	26,100				29,000
Feb 28, 2009 issued stock for services at $0.006 per share	5,000,000	5,000	25,000				30,000
Net loss for the year ended October 31, 2010				(12,267)	(128,935)		(141,202)
Balances at October 31, 2009	67,212,000	$67,212	$10,511,314	$(41,954)	$(10,210,807)	$-	$325,765
December 4, 2009 stock surrendered to Treasury	(1,972,000)	(1,972)	1,972				-
May 18, 2010 issued stock for cash at $0.005 per share	15,000,000	15,000	60,000				75,000
May 18, 2010 issued stock for compensation at $0.027 per share	13,000,000	13,000	338,000				351,000
May 18, 2010 issued stock for services at $0.027 per share	12,750,000	12,750	331,500				344,250
July 9, 2010 issued stock for trademark at $0.028 per share	5,000,000	5,000	135,000				140,000
September 9, 2010 issued stock for services at $0.0226 per share	1,000,000	1,000	21,600				22,600
October 31, 2010: prior period adjustment (note 3)			445,966		(445,966)		-
Net loss for the year ended October 31, 2010				48,681		(1,028,400)	(979,719)
Balances at October 31, 2010	111,990,000	111,990	11,845,352	6,727	(10,656,773)	(1,028,400)	278,896
November 30, 2010 issued stock for loan conversion at $0.0046 per share	1,739,130	1,739	15,652				17,391
December 14, 2010 issued stock for trademark at $0.0075 per share	1,413,394	1,414	9,186				10,600
December 14, 2010 issued stock for services at $0.0097 per share	2,250,000	2,250	19,625				21,875
January 3, 2011 issued stock for loan conversion at $0.0029 per share	3,448,276	3,448	29,311				32,759
January 10, 2011 issued stock for loan conversion at $0.0029 per share	1,379,310	1,379	12,414				13,793
January 31, 2011 issued stock for services at $0.0151 per share	2,000,000	2,000	30,200				32,200
February 15, 2011 issued stock for loan conversion at $0.0033 per share	3,030,303	3,030	25,152				28,182
March 14, 2011 issued stock for loan conversion at $0.0023 per share	4,347,826	4,348	10,869				15,217
April 20, 2011 issued stock for loan conversion at $0.0008 per share	6,250,000	6,250	6,250				12,500
May 17, 2011 issued stock for loan conversion at $0.0006 per share	5,000,000	5,000	5,000				10,000
June 13, 2011 issued stock for trademark at $0.001 per share	11,303	11	-				11
August 15, 2011 issued stock for loan conversion at $0.0007 per share	6,428,571	6,429	4,500				10,929
September 19, 2011 issued stock for loan conversion at $0.0006 per share	6,666,667	6,667	20,000				26,667
September 21, 2011 issued stock for loan conversion at $0.0007 per share	7,142,857	7,143	25,714				32,857
September 26, 2011 issued stock for loan conversion at $0.0006 per share	6,666,667	6,667	34,666				41,333
October 3, 2011 issued stock for loan conversion at $0.0019 per share	6,842,105	6,842	44,474				51,316
October 4, 2011 issued stock for loan conversion at $0.0022 per share	2,954,545	2,955	17,727				20,682
October 6, 2011 issued stock for loan conversion at $0.0033 per share	1,393,939	1,394	5,436				6,830
Accrued interest expense contributed to additional paid in capital			1,797				1,797
Net loss for the year ended October 31, 2011				6,248		(756,768)	(750,520)
Balances at October 31, 2011	180,954,893	180,954	12,163,327	12,975	(10,656,773)	(1,785,168)	(84,685)

The accompanying notes are an integral part of these financial statements.

DUSSAULT APPAREL INC.
Statements of Cash Flows

	October 31, 2011	October 31, 2010
Cash flows from operating activities:
Net (loss)	$(756,768)	$(1,028,400)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for services	54,075	366,850
Stock issued for intellectual property	10,611	140,000
Stock issued for compensation	-	351,000
Stock issued to settle loans payable, including interest expense	320,456	-
Depreciation	4,063	4,873
Write down inventory	13,408	-
Write down note receivable	75,346	109,735
Impairment charges – trademark	192,214	-
Occupancy fee against loan receivable	36,781	-
Allowance for doubtful accounts	-	(11,204)
Change in operating assets and liabilities:
Accounts receivable	(16,089)	48,461
Account payable	63,583	(86,579)
Inventory	28,140	4,566
GST receivable	(5,711)	-
Deposits	-	40,001
Customer Deposits	-	(5,986)
Net cash flows used by operating activities	20,109	(66,683)

Cash From Investing Activities:
Common stock issued for cash	-	75,000
Purchase of trade mark	(13,679)	(183,859)
Net cash (used by) investing activities	(13,679)	(108,859)

Cash flows from financing activities:
Proceeds from related party loan	16,132	-
Repayments of related party loan	(3,529)	-
Proceeds of loan receivable	-	16,703
Loans payable	(50,000)	88,000
Net cash flows from financing activities	(37,397)	104,703

Effect of exchange rates on cash	8,583	48,681

Net increase (decrease) in cash	(22,384)	(22,158)
Cash and equivalents, beginning of period	30,833	52,991
Cash, end of period	$8,449	$30,833

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non cash transactions:
Stock issued for services	$54,075	$366,850
Stock issued for intellectual property	$10,611	$140,000
Stock issued for compensation	$-	$351,000
Stock issued to settle loans payable, including interest expense	$320,456	$-

The accompanying notes are an integral part of these financial statements

DUSSAULT APPAREL INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE FISCAL YEAR ENDED
OCTOBER 31, 2011
(Audited)

Note 1 – Basis of Presentation and Nature of Operations

These audited financial statements reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

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

Current Business of the Company

The Company moved operations to Vancouver in 2009. In the spring of 2011 its design and head office moved to Los Angeles California where it now primarily designs apparel for its licensing partner, the Company continues to wholesale in very limited collections its luxury apparel to retail outlets and to individuals in Canada. Our Apparel is designed in Los Angeles and samples manufactured by our licensing partner in North America. The Company has transitioned from being a manufacturer–wholesaler toward licensing its trademark to other wholesalers in the primarily in the Canadian market, while promoting its marque. The Company also entered into an agreement to purchase the trademark of a cosmetics line. Currently no sales, production or sampling of the cosmetic line has occurred or is planned.

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
FOR THE FISCAL YEAR ENDED
OCTOBER 31, 2011
(Audited)

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

The carrying amounts of the Company’s financial instruments as of October 31, 2011, reflect

•	Cash: Level One measurement based on bank reporting.
•	Loans Receivable, Loans Payable: Level 2 based on promissory notes and terms.

DUSSAULT APPAREL INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE FISCAL YEAR ENDED
OCTOBER 31, 2011
(Audited)

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

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company as at October 31, 2011 had not established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.

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

Note 3 - Trademarks

On April 9, 2010 the Company entered into an asset acquisition agreement with Open Sundaes Ventures Ltd. (“Open Sundaes”) for the acquisition of certain assets relating to the business of the production and development of beauty and bath products including inventory, intellectual property and business knowhow. In consideration for the acquisition of these assets, the Company paid $43,860 and agreed to issue an aggregate of 4,000,002 shares of its common stock to the shareholders of Open Sundaes. The asset acquisition agreement was approved by the shareholders of Open Sundaes at a special meeting held on April 22, 2010.  As at the date of  these financial statements, the Company has issued a total of 6,424,697 shares pursuant to this agreement, 1,424,697 shares to the shareholders of Open Sundaes pursuant to the agreement and 5,000,000 shares to a creditor of Open Sundaes in settlement of certain debt related to Open Sundaes and agreed to be paid between the parties.

DUSSAULT APPAREL INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE FISCAL YEAR ENDED
OCTOBER 31, 2011
(Audited)

Note 3 – Trademarks (continued)

The Company recorded the fair value of Trade Mark based on the fair value of shares issued and cash payments. The total recorded value of the trade mark was $197,000 as of October 31, 2011. On October 31, 2011, in accordance with corporate policies, the Company assessed the Trademark for impairment and determined the book value was no longer recoverable.  As a result we have recorded a loss on impairment relating to the Trademark of $192,214, leaving a value of $4,786 on the balance sheets of the Company as at October 31, 2011.

Note 4 - Inventory

Inventory was moved to the Vancouver office after the retail outlet in Los Angeles was closed in November, 2008.

Inventories are stated at the lower of cost or market value. Market value represents net realizable value. Inventory is priced according to the FIFO “first in first out” method, and counted periodically. As at the fiscal year ended October 31, 2011 the Company evaluated remaining inventory for recoverability and determined to write down the inventory on hand to reflect market value.   The inventory markdown totaled $13,408. Concurrently the Company sold the inventory for a total of $2,017, which amount is included in Account Receivable.  As at October 31, 2011 the Company had no inventory on hand.

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

The anticipated merger did not take place. By mutual agreement the requirement to pay interest will not be enforced, and the note is being amortized by monthly rent charged in the amount of CAD$4,000 by Dayton for Company offices at Dayton premises. Management analyzed the note for impairment and decided to write down the note by $109,735 or approximately 50% to $112,127 based upon the expected recovery of the note through rent charges during the fiscal year ended October 31, 2010.  During the current fiscal year the note receivable was reduced by a total of $36,781 (CAD$40,000) with respect to the application of monthly rent for a period of 10 months up to and including August 2011.  As at October 31, 2011 Management determined the note receivable was no longer recoverable, and the remaining total of $75,346 has been written down.

Note 6 - Notes Payable

On April 1, 2010 the Company issued a promissory note to Perati Finance Corporation for $38,000. The note matures in five years and accrues interest at 8%. The loan is convertible to common stock at a conversion price of 58% of the market price. The balance on this note as at October 31, 2011 is $38,000 plus accrued interest totaling $3,805, which is reflected in accounts payable and accrued liabilities.

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

DUSSAULT APPAREL INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE FISCAL YEAR ENDED
OCTOBER 31, 2011
(Audited)

Note 6 – Notes Payable (continued)

•	February 15, 2011 - $10,000 was converted by the issuance of 3,030,303 common shares at a deemed price of $0.0033
•	March 15, 2011 - $10,000 was converted by the issuance of 4,347,826 common shares at a deemed price of $0.0023
•	April 30, 2011 - $5,000 was converted by the issuance of 6,250,000 common shares at a deemed price of $0.0008
•	May 17, 2011 - $3,000 in principal and $2,000 in accrued interest was converted by the issuance of 5,000,000 common shares at a deemed price of $0.0006

The difference of $79,842 between the market value of shares and the deemed price of shares was recorded as loss on conversion expense. The unpaid interest in the amount of $986 was contributed to the additional paid in capital account.

On December 2, 2010 the Company issued a promissory note to Asher Enterprises, Inc., a Delaware corporation, for $40,000. The note matures September 1, 2011 and accrues interest at 8% or alternately 22% in the event of default. The loan is convertible to common stock at a conversion price of 58% of the market price.  Pursuant to the terms of the convertible note, Asher Enterprises, Inc. issued the following conversion notices during the period covered by this report:

•	August 15, 2011 - $4,500 was converted by the issuance of 6,428,571 common shares at a deemed price of $0.0007;
•	September 19, 2011 - $4,000 was converted by the issuance of 6,666,667 common shares at a deemed price of $0.0006;
•	September 21, 2011 - $5,000 was converted by the issuance of 7,142,857 common shares at a deemed price of $0.0007;
•	September 26, 2011 - $4,000 was converted by the issuance of 6,666,667 common shares at a deemed price of $0.0006;
•	October 3, 2011 - $13,000 was converted by the issuance of 6,842,105 common shares at a deemed price of $0.0019;
•	October 4, 2011 - $6,500 was converted by the issuance of 2,954,545 common shares at a deemed price of $0.0022;
•	October 6, 2011 - $3,000 in principal and $1,600 in accrued interest was converted by the issuance of 1,393,939 common shares at a deemed price of $0.0033;

The difference of $150,614 between the market value of share and the deemed price of the shares was recorded as loss on conversion expense. The unpaid interest in the amount of $811 was contributed to the additional paid in capital account.

As at October 31, 2011 the notes payable to Asher Enterprises, Inc. were fully settled.

Note 7 – Common Stock

On October 1, 2010, the Company entered into a consulting agreement with Roger Agyagos whereby Roger Agyagos agreed to provide the Company with media relations and marketing services for a six month period. Under the consulting agreement the Company was required to issue 2,000,000 restricted common shares. During the period ended April 30, 2011, the Company recorded $32,200 as consulting fees. The Company issued 2,000,000 shares of common stock on January 31, 2011 to Roger Agyagos.

On November 1, 2010, the Company entered a consulting agreement with Sam Pearlman whereby Sam Pearlman agreed to provide the Company with marketing services for a six month period. Under the consulting agreement the Company was required to issue 1,000,000 restricted common shares. During the period ended April 30, 2011, the Company recorded the $10,000 as consulting fees. The Company issued 1,000,000 shares of common stock on December 14, 2010 to Sam Pearlman.

DUSSAULT APPAREL INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE FISCAL YEAR ENDED
OCTOBER 31, 2011
(Audited)

Note 7 – Common Stock (continued)

On November 30, 2010, Asher Enterprises, Inc. converted the amount of $8,000 pursuant to their May 12, 2010 convertible promissory note into a total of 1,739,130 common shares of the Company at a deemed price of $0.0046 per common share.

On December 14, 2010, the Company issued a total of 1,413,394 shares of common stock related to the asset acquisition agreement between the Company and Open Sundaes Ventures Ltd. described above under Note 3 – Trademarks.  The shares were issued at market value of $0.0075 per share or $10,600.  A total of 2,586,608 shares remained allocated but unissued with respect to the agreement.

On December 14, 2010 the Company issued a total of 1,250,000 shares of common stock for total value of $11,875 to a consultant for services provided.

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

On May 17, 2011, Asher Enterprises, Inc. converted the amount of $3,000 in principal and $2,000 in accrued interest pursuant to their May 12, 2010 convertible promissory note into a total of 5,000,000 common shares of the Company at a deemed price of $0.0006 per common share.

On May 1, 2011, the Company approved the issuance of the remaining 2,586,608 shares of common stock related to the asset acquisition agreement between the Company and Open Sundaes Ventures Ltd. described above under Note 3 – Trademarks. The Company provided the transfer agent with a treasury order requesting the issuance of the shares.  On June 13, 2011 the transfer agent issued 11,303 shares under the treasury order which shares were valued at market price on the date of issue, or $0.001, leaving a total of 2,575,305 shares to be issued in respect of the transaction.  The remaining shares were requested to be issued to a related party, Jason Sundar, who is an officer of the Company.  Mr. Sundar will hold the shares in trust to be distributed to various shareholders of Open Sundaes Ventures Ltd.  Subsequent to the year ended October 31, 2011 the transfer agent issued the remaining 2,575,305 shares.

On August 15, 2011, Asher Enterprises, Inc. converted $4,500 pursuant to their December 2, 2010 convertible promissory note into a total of 6,428,571 common shares of the Company at a deemed price of $0.0007 per common share.

On September 19, 2011 Asher Enterprises, Inc. converted $4,000 pursuant to their December 2, 2010 convertible promissory note into a total of 6,666,667 common shares at a deemed price of $0.0006;

DUSSAULT APPAREL INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE FISCAL YEAR ENDED
OCTOBER 31, 2011
(Audited)

Note 7 – Common Stock (continued)

On September 21, 2011 2011 Asher Enterprises, Inc. converted $5,000 pursuant to their December 2, 2010 convertible promissory note into a total of 7,142,857 common shares at a deemed price of $0.0007;

On September 26, 2011 2011 Asher Enterprises, Inc. converted $4,000 pursuant to their December 2, 2010 convertible promissory note into a total of 6,666,667 common shares at a deemed price of $0.0006;

On October 3, 2011 Asher Enterprises, Inc. converted $13,000 pursuant to their December 2, 2010 convertible promissory note into a total of 6,842,105 common shares at a deemed price of $0.0019;

On October 4, 2011 Asher Enterprises, Inc. converted $6,500 pursuant to their December 2, 2010 convertible promissory note into a total of  2,954,545 common shares at a deemed price of $0.0022;

October 6, 2011 Asher Enterprises, Inc. converted $3,000 in principal and $1,600 in accrued interest pursuant to their December 2, 2010 convertible promissory note into a total of 1,393,939 common shares at a deemed price of $0.0033.

As at October 31, 2011 there were a total of 180,954,893 shares issued and outstanding.

Note 8 – Related Party Transactions

During the year ended October 31 2011, the President of the Company, Jason Dussault advanced funds in the amount of $16,132 (CAD$16,696) to the Company for working capital.  The Company has repaid $3,529 (CAD$4,196) to Jason Dussault, leaving $12,603 (CAD$12,500) on the balance sheet as loan payable – related parties.

Note 9 – Subsequent Events

On November 10, 2011 Asher Enterprises Inc. funded a promissory note executed by the Company on October 25, 2011 in the total amount of $63,000. The note matures July 27, 2012 and accrues interest at 8% or alternately 22% in the event of default. The loan is convertible to common stock at a conversion price of 58% of the market price.

On January 19, 2012, the Company issued the remaining 2,575,305 shares pursuant to the agreement with Open Sundaes.  This issuance completed the issuances required under the agreement with Open Sundaes.

The Company has evaluated subsequent events from the balance sheet date through the date that the financial statements were issued and determined that there are no additional events to disclose.

ITEM 9.              CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In the fiscal years ended October 31, 2011 and 2010, there have been no changes in the Company’s accounting policies, nor have there been any disagreements with our accountants.

ITEM 9A.           CONTROLS AND PROCEDURES

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

Management, including our president (our principal executive officer) and our chief financial officer (our principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures, as of October 31, 2011, in accordance with Rules 13a-15(b) and 15d-15(b) of the Securities and Exchange Act of 1934, as amended are effective to ensure the information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time period specified in SEC rules and forms.

Our management, including our president (our principal executive officer) and our chief financial officer (our principal financial and accounting officer), do not expect that our disclosure controls, and procedures or internal controls will prevent all possible error and fraud. Our disclosure controls and procedures are, however, designed to provide reasonable assurance of achieving their objectives, and our president (our principal executive officer) and our chief financial officer (our principal financial and accounting officer) have concluded that our financial controls and procedures are effective at that reasonable assurance level.

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

Item 9B. Other Information

None.

PART III

ITEM 10.             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officer and Directors

The following individuals serve as the directors and executive officers of our company as of the date of this annual report.

Name	Position Held with Our Company	Age	Date First Elected or Appointed
Jason Dussault	Chief Executive Officer, President, Treasurer, Secretary and Director	38	May 10, 2007
Robert Mintak	Chief Operating Officer and Chief Financial Officer	49	July 17, 2007
Jason Sundar	Vice President of Corporate Finance	35	July 11, 2007

Our Board of Directors consists of only one class. All of the directors will serve until the next annual meeting of stockholders; until their successors are elected and qualified; or until their earlier death, retirement, resignation or removal. There are no family relationships among directors and executive officers. There are no arrangements or understandings between any director or executive officer and any other person(s) pursuant to which a director or executive officer was selected. Our executive officers are elected by our Board of Directors and hold office until their death, resignation or removal from office

Our Board of Directors believes that all members of the Board and all executive officers encompass a range of talent, skill, and experience sufficient to provide sound and prudent guidance with respect to our operations and interests. The information below with respect to our directors and executive officers includes each individual’s experience, qualifications, attributes, and skills that led our Board of Directors to the conclusion that he or she should serve as a director and/or executive officer.

We know of no pending proceedings to which any director, member of senior management, or affiliate is either a party adverse to us, or our subsidiaries, or has a material interest adverse to us or our subsidiaries.

None of our executive officers or directors have been involved in any bankruptcy proceedings within the last five years, been convicted in or has pending any criminal proceedings, been subject to any order, judgment or decree enjoining, barring, suspending or otherwise limiting involvement in any type of business, securities or banking activity or been found to have violated any federal, state or provincial securities or commodities law.

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

Nominating Committee

There have been no material changes to the procedures by which security holders may recommend nominees to the Company's board of directors.

Audit Committee

At this time, the Company is not required to have an audit committee. Further, since there no independent members of the Board it is not feasible at this time to have an audit committee. The Board of Directors performs the same functions as an audit committee. The Board of Directors in performing its functions as an audit committee has determined that it does not have an audit committee financial expert.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock.  Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.

Based on a review of Forms 3, 4, and 5 and amendments thereto furnished to the registrant during its most recent fiscal year ending October 31, 2011, there were no late filings.

ITEM 11.  EXECUTIVE COMPENSATION.

The particulars of the compensation paid to the following persons:

•	our principal executive officer;
•	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended October 31, 2011 and 2010; and
•
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended October 31, 2010 and 2009, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jason Dussault(1) Chief Executive Officer, President, Treasurer, Secretary and director	2011 2010	Nil Nil	Nil Nil	Nil 216,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil 216,000
Robert Mintak(2) Chief Operating Officer and Chief Financial Officer	2011 2010	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Jason Sundar(3) VP Corporate Finance	2011 2010	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

Outstanding Equity Awards at Fiscal Year-End

None

Option Grants and Exercises

We do not currently have any stock option plans.  There were no other option grants during fiscal 2011 or 2010.

Employment Agreements

We have not entered into employment agreements with our directors and officers.

Compensation of Directors

During the most recent fiscal year, no directors were provided any compensation.

The Company has made no arrangements for the cash remuneration of its directors, except that they will be entitled to receive reimbursement for actual, demonstrable out-of-pocket expenses, including travel expenses, if any, made on the Company’s behalf.

Compensation Committee

We do not currently have a compensation committee.  Should our officers become compensated in the future, the Principal Executive Officer’s executive compensation will be approved by our Board of Directors. For all other executive compensation contracts, the Principal Executive Officer will negotiate and approve the contracts and compensation.

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth information, as of January 25, 2012, with respect to the beneficial ownership of the Company’s Common Stock by each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock. Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable 5% stockholders have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Common Stock	Jason Dussault #606-1155 N. La Cienega Blvd West Hollywood, CA 90069	16,000,000 shares held directly	8.718%

(1)Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to securities. All shares of common stock subject to options or warrants exercisable within 60 days of January 25, 2012 are deemed to be outstanding and beneficially owned by the persons holding those options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person. They are not, however, deemed to be outstanding beneficially owned for the purpose of computing the percentage ownership of any other person. Subject to the paragraph above, the percentage ownership of outstanding shares is based on 183,530,198 shares of common stock outstanding as of January 25, 2012.

Security Ownership of Management

The following table shows, as of January 25, 2012, the shares of the Company’s common stock beneficially owned by each director (including each nominee), by each of the executive officers and by all directors and executive officers as a group. Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable officers and directors have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Common Stock	Jason Dussault	16,000,000 shares held directly	8.718%
Common Stock	Robert Mintak	-0-	0%
Common Stock	Jason Sundar	298,957 shares held directly	0.163%
	All Officers and Directors as a Group	16,298,957	8.881%

(1)Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to securities. All shares of common stock subject to options or warrants exercisable within 60 days of January 25, 2012 are deemed to be outstanding and beneficially owned by the persons holding those options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person. They are not, however, deemed to be outstanding beneficially owned for the purpose of computing the percentage ownership of any other person. Subject to the paragraph above, the percentage ownership of outstanding shares is based on 183,530,198 shares of common stock outstanding as of January 25, 2012.

Changes in Control

There are no existing arrangements that may result in a change in control of our company.

Securities authorized for issuance under equity compensation plans.

None

ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

During fiscal year ended October 31, 2011, Hector Francisco Vasquez Davis, a shareholder of the Company and previously our sole director, made advances totaling $4,301 to the Company, which amount is unsecured, bears no interest and is payable on demand.

As at October 31, 2011, Mr. Davis has advanced to us an aggregate amount totaling $34,358, which amounts bear no interest, is unsecured and payable on demand.  In addition, the director has made contributions to capital of $19,500 in the form of expenses paid on our behalf.

Review, Approval or Ratification of Transactions with Related Persons

We do not currently have any written policies and procedures for the review, approval or ratification of any transactions with related persons.

Promoters and Certain Control Persons

None
Parents

None

Director Independence

As of the date of this Annual Report, we do not have any independent directors.

We have developed the following categorical standards for determining the materiality of relationships that the directors may have with the Company. This information is not available on our Web site because such site is currently under development.

A director shall not be deemed to have a material relationship with the Company that impairs the director's independence as a result of any of the following relationships:

1.
the director is an officer or other person holding a salaried position of an entity (other than a principal, equity partner or member of such entity) that provides professional services to the Company and the amount of all payments from the Company to such entity during the most recently completed fiscal year was less than two percent of such entity’s consolidated gross revenues;

2.	the director is the beneficial owner of less than five (5%) per cent of the outstanding equity interests of an entity that does business with the Company;
3.
the director is an executive officer of a civic, charitable or cultural institution that received less than the greater of one million ($1,000,000) dollars or two (2%) per cent of its consolidated gross revenues, as such term is construed by the New York Stock Exchange for purposes of Section 303A.02(b)(v) of the Corporate Governance Standards, from the Company or any of its subsidiaries for each of the last three (3) fiscal years;

4.
the director is an officer of an entity that is indebted to the Company, or to which the Company is indebted, and the total amount of either the Company's or the business entity's indebtedness is less than three (3%) per cent of the total consolidated assets of such entity as of the end of the previous fiscal year; and

5.
the director obtained products or services from the Company on terms generally available to customers of the Company for such products or services. The Board retains the sole right to interpret and apply the foregoing standards in determining the materiality of any relationship.

The Board shall undertake an annual review of the independence of all non-management directors. To enable the Board to evaluate each non-management director, in advance of the meeting at which the review occurs, each non-management director shall provide the Board with full information regarding the director’s business and other relationships with the Company, its affiliates and senior management.

Directors must inform the Board whenever there are any material changes in their circumstances or relationships that could affect their independence, including all business relationships between a director and the Company, its affiliates, or members of senior management, whether or not such business relationships would be deemed not to be material under any of the categorical standards set forth above. Following the receipt of such information, the Board shall re-evaluate the director's independence.

ITEM 14.             PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended October 31, 2011 and for the fiscal year ended October 31, 2010 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	October 31, 2011 $	October 31, 2010 $
Audit Fees	6,000	8,300
Audit Related Fees	7,000	1,200
Tax Fees	-	3,000
All Other Fees	-	1,500
Total	13,000	14,000

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits:
NO.	IDENTIFICATION OF EXHIBIT
3.1	Articles of Incorporation	Incorporated by reference from our Registration Statement on Form SB-2 filed on January 11, 2007.
3.2	Bylaws	Incorporated by reference from our Registration Statement on Form SB-2 filed on January 11, 2007.
3.3	Articles of Merger	Incorporated by reference from our Form 8-K filed on June 16, 2007.
3.4	Certificate of Change	Incorporated by reference from our Form 8-K filed on June 16, 2007
10.1	Employment Agreement dated June 22, 2007, between our company and Terry Fitzgerald	Incorporated by reference from our Form 8-K filed on June 25, 2007
10.2	Letter of Intent dated June 25, 2007, between our company and Dussault Jeans Inc.	Incorporated by reference from our Form 8-K filed on July 2, 2007
10.3	Letter of Intent dated November 5, 2007 between our company and Dussault Jeans Inc.	Incorporated by reference from our Form 8-K filed on November 5, 2007.
10.4	Consulting Agreement dated July 19, 2007, between our company and Jason Sundar	Incorporated by reference from our Annual Report on Form 10-KSB filed on February 13, 2008.
10.5	Consulting Agreement dated July 19, 2007, between our company and Robert Mintak	Incorporated by reference from our Annual Report on Form 10-KSB filed on February 13, 2008.
10.6	Bridge Loan Agreement dated July 19, 2007, between our company and Dussault Jeans Inc	Incorporated by reference from our Form 8-K filed on August 1, 2007.
10.7	Bridge Loan Agreement dated April 16, 2008, between our company and Dayton Boot Co. Ent. Ltd.	Incorporated by reference from our Form 8-K filed on April 23, 2008.
10.8	Distribution Agreement dated November 10, 2009, between our company and EHM Holdings.	Incorporated by reference from our Quarterly Report on Form 10-Q filed on March 22, 2010.
10.9	Merchandising License Agreement dated October 31, 2009, between our company and USPA Accessories, LLC.	Incorporated by reference from our Quarterly Report on Form 10-Q filed on March 22, 2010.
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

Financial Statements.

The following financial statements are included in this report:

Page

Audited Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets	F-3

Statements of Operations	F-4

Statements of Changes in Stockholders’ Equity	F-5

Statements of Cash Flows	F-6

Notes to Audited Financial Statements	F-7 to F-13

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUSSAULT APPAREL INC.

Date:	February 13, 2012	By:	/s/ Jason Dussault
		Name:	Jason Dussault
		Title:	Chief Executive Officer and President (Principal Executive Officer)

		By:	/s/ Robert Mintak
		Name:	Robert Mintak
		Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 13, 2012	By:	/s/ Jason Dussault
		Name:	Jason Dussault
		Title:	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)