Form 10-K/A
period 2011-10-31
Dussault Apparel Inc.
filed 2012-02-17
CIK 1383756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

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

None

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Annual Report on Form 10-K of Dussault Apparel Inc. for the fiscal period ended October 31, 2011, filed with the Securities and Exchange Commission on February 14, 2012 (the “Form 10-K”), is solely to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the financial statements and related notes from the Form 10-K formatted in XBRL (Extensible Business Reporting Language).

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits:
NO.	IDENTIFICATION OF EXHIBIT
3.1	Articles of Incorporation	Incorporated by reference from our Registration Statement on Form SB-2 filed on January 11, 2007.
3.2	Bylaws	Incorporated by reference from our Registration Statement on Form SB-2 filed on January 11, 2007.
3.3	Articles of Merger	Incorporated by reference from our Form 8-K filed on June 16, 2007.
3.4	Certificate of Change	Incorporated by reference from our Form 8-K filed on June 16, 2007
10.1	Employment Agreement dated June 22, 2007, between our company and Terry Fitzgerald	Incorporated by reference from our Form 8-K filed on June 25, 2007
10.2	Letter of Intent dated June 25, 2007, between our company and Dussault Jeans Inc.	Incorporated by reference from our Form 8-K filed on July 2, 2007
10.3	Letter of Intent dated November 5, 2007 between our company and Dussault Jeans Inc.	Incorporated by reference from our Form 8-K filed on November 5, 2007.
10.4	Consulting Agreement dated July 19, 2007, between our company and Jason Sundar	Incorporated by reference from our Annual Report on Form 10-KSB filed on February 13, 2008.
10.5	Consulting Agreement dated July 19, 2007, between our company and Robert Mintak	Incorporated by reference from our Annual Report on Form 10-KSB filed on February 13, 2008.
10.6	Bridge Loan Agreement dated July 19, 2007, between our company and Dussault Jeans Inc	Incorporated by reference from our Form 8-K filed on August 1, 2007.
10.7	Bridge Loan Agreement dated April 16, 2008, between our company and Dayton Boot Co. Ent. Ltd.	Incorporated by reference from our Form 8-K filed on April 23, 2008.
10.8	Distribution Agreement dated November 10, 2009, between our company and EHM Holdings.	Incorporated by reference from our Quarterly Report on Form 10-Q filed on March 22, 2010.
10.9	Merchandising License Agreement dated October 31, 2009, between our company and USPA Accessories, LLC.	Incorporated by reference from our Quarterly Report on Form 10-Q filed on March 22, 2010.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUSSAULT APPAREL INC.

Date:	February 16, 2012	By:	/s/ Jason Dussault
		Name:	Jason Dussault
		Title:	Chief Executive Officer and President (Principal Executive Officer)

		By:	/s/ Robert Mintak
		Name:	Robert Mintak
		Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 16, 2012	By:	/s/ Jason Dussault
		Name:	Jason Dussault
		Title:	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)