Form 10-Q
period 2012-01-31
Dussault Apparel Inc.
filed 2012-03-15
CIK 1383756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

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

Yes [ X ] No [ ]

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

183,530,198 shares of common stock issued and outstanding as of March 12, 2012.
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

DUSSAULT APPAREL INC.

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month period ended January 31, 2012, are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2012.  For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2012.

Page
Unaudited Financial Statements
Balance Sheets	F-1
Statements of Operations	F-2
Statements of Cash Flows	F-3
Notes to Financial Statements	F-4 to F-8

DUSSAULT APPAREL INC.
Balance Sheets

	January 31, 2012 (Unaudited)	October 31, 2011 (Audited)
ASSETS
Current assets
Cash	$24,276	$8,449
Accounts receivable	12,233	16,089
Other receivable	4,016	4,016
GST receivable	4,989	5,711
Total current assets	45,514	34,265

Property and Equipment, net	1,684	2,489
Trademark	4,786	4,786
Damage deposits	1,933	1,933
Total assets	$53,917	$43,473

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	53,672	77,555
Convertible promissory note, net	27,829	-
Total current liabilities	81,501	77,555

Other Liabilities
Loan payable – related party	12,324	12,603
Loan payable	38,000	38,000
Total Liabilities	131,825	128,158
Shareholders’ Equity
Common stock - $0.001 par value, authorized 1,050,000, 000 shares; 183,530,198 and 180,954,893 shares issued and outstanding as at January 31, 2012 and October 31, 2011, respectively	183,530	180,954
Additional paid in capital	12,219,791	12,163,327
Accumulated deficit during the development stage	(10,656,773)	(10,656,773)
Deficit	(1,837,431)	(1,785,168)
Accumulated other comprehensive income (loss)	12,975	12,975
Total Shareholders' Equity	(77,908)	(84,685)
Total Liabilities and Shareholders' Equity	$53,917	$43,473

The accompanying notes are an integral part of these financial statements

DUSSAULT APPAREL INC.
Statements of Operations and Comprehensive Loss

	Three Months ended January 31,
	2012	2011

Revenue	$18,644	$23,244
Cost of Sales	-	25,758
Gross Profit	18,644	(2,514)

General and Administrative Expenses
Professional Fees	22,842	15,525
Consulting	2,430	41,385
Advertising	-	2,841
Depreciation	805	1,218
Other Administrative Expenses	19,532	56,843
Total Expenses	45,609	117,812

Operating Income (Loss)	(26,965)	(120,326)

Other Income (expense)
Trademark impairment charge	(7,468)	-
Interest expense	(17,830)	(44,259)

Net Income (Loss)	$(52,263)	$(164,585)

Loss Per Common Share, basic	$(0.00)	$(0.00)

Weighted Average Number of Common Shares	181,346,787	116,382,736

Comprehensive loss
Loss	$(52,263)	$(164,585)
Foreign currency translation adjustment	-	4,101
Comprehensive income (loss)	$(52,263)	$(160,484)

The accompanying notes are an integral part of these financial statements

DUSSAULT APPAREL INC.
Statements of Cash Flows
	For the three months ended January 31,
	2012	2011
Cash flows from operating activities:
Net (loss)	$(52,263)	$(164,585)
Adjustments to reconcile net loss to net cash used by operating activities:
Consulting services issued by shares	-	38,342
Depreciation	805	1,218
Accrued interest	1,430	44,259
Amortization of discount on convertible promissory note	16,400	-
Impairment on trademark	7,468	-
Occupancy fee against loan receivable	-	11,936
Change in operating assets and liabilities:
Accounts receivable	3,856	-
Account payable	(25,312)	6,797
Inventory	-	33,130
GST receivable	722	2,148
Net cash flows used by operating activities	(46,894)	(26,755)

Cash From Investing Activities:
Net cash (used by) investing activities	-	-

Cash flows from financing activities:
Proceeds from related party loan	-	7,012
Loan payable	63,000	40,000
Net cash flows from financing activities	63,000	47,012

Effect of exchange rates on cash	(279)	(5,134)

Net increase (decrease) in cash	15,827	15,123
Cash and equivalents, beginning of period	5,449	30,833
Cash, end of period	$24,276	45,956

Supplemental cash flow disclosures:
Cash paid for interest	$-	-
Cash paid for income taxes	$-	-

Non cash transactions:
Purchase trademark by issuance of common stock	$7,468	$-
Convert loan payable to common stock	-	22,000
	$7,468	$22,000

The accompanying notes are an integral part of these financial statements

DUSSAULT APPAREL INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2012
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

Royalty Income

The royalty income has been accounted for on an accrued basis, based on royalty run rates received from the license.

DUSSAULT APPAREL INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2012
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

The carrying amounts of the Company’s financial instruments as of January 31, 2012, reflect

•	Cash: Level One measurement based on bank reporting.

•	Loans Receivable, Loans Payable: Level 2 based on promissory notes and terms.

DUSSAULT APPAREL INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2012
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

Changes  in Accounting Policy

Royalty Income
The Company receives royalty income from licensing third parties to use its intellectual property. We have presented royalty income as a revenue offset to the related royalty expense and commission fees, in the financial statements. Previously, royalty income and offset expenses were shown within other income. Royalty income was not material to revenue in prior periods and was considered incidental. However, as a result of a change in our business model for this fiscal year and future periods, we expect royalty income to increase and to form a more substantive portion of the Company’s recorded revenue. For this reason, the Company considers that the revised income statement presentation, which reflects royalty income as revenue, will provide more reliable and relevant information than the presentation adopted previously.  The 2011 income statements for the three month period ended January 31, 2011 have been adjusted to reflect the new presentation.  During the three months ended January 31, 2011 there was no income related to royalties included in revenue.  During the current period presentation, all income presented has been derived from royalties or commissions on sales under license agreements.

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

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company as at January 31, 2012 had not established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.

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

DUSSAULT APPAREL INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2012
(Unaudited – prepared by Management)

Note 3 - Trademarks

On April 9, 2010 the Company entered into an asset acquisition agreement with Open Sundaes Ventures Ltd. (“Open Sundaes”) for the acquisition of certain assets relating to the business of the production and development of beauty and bath products including inventory, intellectual property and business knowhow. In consideration for the acquisition of these assets, the Company paid $43,860 and agreed to issue an aggregate of 4,000,002 shares of its common stock to the shareholders of Open Sundaes. The asset acquisition agreement was approved by the shareholders of Open Sundaes at a special meeting held on April 22, 2010. As at the date of these financial statements, the Company has issued a total of 9,000,002 shares pursuant to this agreement, 4,000,002 shares to the shareholders of Open Sundaes pursuant to the agreement and 5,000,000 shares to a creditor of Open Sundaes in settlement of certain debt related to Open Sundaes and agreed to be paid between the parties.

The Company recorded the fair value of Trade Mark based on the fair value of shares issued and cash payments. The total recorded value of the trade mark was $4,786 as of January 31, 2012. On January 31, 2012, in accordance with corporate policies, the Company assessed the Trademark for impairment and determined the book value was no longer recoverable. As a result we have recorded a loss on impairment relating to the Trademark of $199,682, leaving a value of $4,786 on the balance sheets of the Company as at January 31, 2012, which value is the value the Company has determined to be recoverable in future periods.

Note 4 - Inventory

The Company receives royalty income from licensing third parties to use its intellectual property. The cost of goods sold related to the online sales is offset by royalty income. The company does not carry any  inventory.

Note 5 - Notes Payable

On April 1, 2010 the Company issued a promissory note to Perati Finance Corporation for $38,000. The note matures in five years and accrues interest at 8%. The loan is convertible to common stock at a conversion price of 58% of the market price. The balance on this note as at January 31, 2012 is $38,000 plus accrued interest totaling $4,381, which is reflected in accounts payable and accrued liabilities.

Note 6  – Convertible Promissory Note, Net

On November 10, 2011 Asher Enterprises Inc. funded a promissory note executed by the Company on October 25, 2011 in the total amount of $63,000. The note matures July 27, 2012 and accrues interest at 8% or alternately 22% in the event of default. The loan is convertible to common stock at a conversion price of 58% of the market price.

The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of grant to be $51,571. This value was recorded as a discount on debt and offset to additional paid in capital. Amortization of the discount was $16,400 for the three months ended January 31, 2012, which amount has been recorded as interest expense.

	January 31, 2012	November 10, 2011
Convertible Promissory Note – face value	$63,000	$63,000
Less: beneficial conversion feature	35,171	51,571
	$27,829	$11,429

As of January 31, 2012, accrued interest is $1,143.

DUSSAULT APPAREL INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2012
(Unaudited – prepared by Management)

Note 7 – Common Stock

On January 17, 2012, the Company issued the remaining 2,575,305 shares pursuant to the agreement with Open Sundaes. This issuance completed the issuances required under the agreement with Open Sundaes.

As at January 31, 2012 there were a total of 183,530,198 shares issued and outstanding.

Note 8 – Subsequent Events

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

The management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").  The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended October 31, 2011, together with notes thereto.

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

Liquidity & Capital Resources

As of January 31, 2012, our cash balance was $24,276, which is an increase from our cash balance of $8,449 as of October 31, 2011.   We have a decrease to accounts receivable of $12,233 as compared to $16,089 in October 2011, other receivables of $4,016 which is unchanged from October 2011, and a tax receivable of $4,989 which is decreased from $5,711 as at October 31, 2011. During the three month period ended January 31, 2012 we obtained and used loans totaling $63,000 to pay various operating expenses related to the ongoing management of the Company..

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

Results of Operations

The discussion and financial statements contained herein are for three months ended January 31, 2012 and January 31, 2011. The following discussion regarding our financial statements should be read in conjunction with our financial statements for our fiscal year ended October 31, 2011 as filed with the Securities and Exchange Commission on February 14, 2012.

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

Comparison of the Three Months Ended January 31, 2012 and January 31, 2011

During the three month periods ended January 31, 2012 and 2011, we earned gross revenues of $18,644 (2012) as compared to $23,244 (2011), with gross profits of $18,644 in the current  three month period ended January 31,2012 as compared to a gross loss of $2,514 for the three month period ended January 31, 2011.   The gross profit is entirely attributable to a change in operating practice during the most recently completed three month period from sales income to a royalty based revenue stream, whereby the Company has no costs of goods, but rather licenses the marketing and manufacture of its products to third parties in return for royalties on all goods sold.

For the three months ended January 31, 2012, our general and administrative expenses decreased substantially to $45,609, from $117,812 for January 31, 2011. This decrease was mainly due to a substantial reduction in consulting fees from $41,385 for the three months ended January 31, 2011 to $2,430 for the three months ended January 31, 2012, as well as a substantial decrease in other administrative expenses from $56,843, for the three months ended January 31, 2011 as compared to $19,532 for the three months ended January 31, 2012, as our overall operational activity was substantially decreased. As a result, our costs for advertising declined from $2,841 for the three months ended January 31, 2011 to $Nil for the three months ended January 31, 2012.

Other income and expenses reflect a trademark impairment charge of $7,468 in the three month period ended January 31, 2012 with no comparative entry in the same period ended January 31, 2011, as the Company evaluated its capitalized trademark costs for recoverability and determined the recoverability of the asset to be impaired.

During the three months ended January 31, 2012 the Company recorded a net loss of $52,263 as compared to a net loss of $164,585 for the three months ended January 31, 2011, due to decreased operations resulting in reduction in expenses.

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

Going Concern

We have suffered recurring losses from operations and are dependent on our ability to raise capital from stockholders or other sources to meet our obligations and repay our liabilities arising from normal business operations when they become due. In their report on our audited financial statements for the year ended October 31, 2011, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements as presented in our Form 10-K filed with the SEC on February 14, 2012 contain additional note disclosure describing the circumstances that lead to this disclosure by our independent auditors.

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

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Mr. Jason Dussault, Principal Executive Officer and Mr. Robert Mintak, Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e).  Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of January 31, 2012, because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of January 31, 2012.  In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on its assessment, management concluded that, as of January 31, 2012, our internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of January 31, 2012:

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

Changes in Internal Control over Financial Reporting

As of January 31, 2012, management assessed the effectiveness of our internal control over financial reporting.  Based on that evaluation, it was concluded that during the quarter ended and to date, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting.  However, management believes these weaknesses did not have an effect on our financial results.  During the course of their evaluation, management did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

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

During the quarter ended January 31, 2012, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 1A.  RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were unregistered securities to report which were sold or issued by the Company without the registration of these securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements, within the period covered by this report, which have not been previously included in an annual report on Form 10-K, a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINING SAFETY DISCLOSURES

Not Applicable

ITEM 5.  OTHER INFORMATION

Not Applicable

ITEM 6.  EXHIBITS

NO.	IDENTIFICATION OF EXHIBIT
3.1	Articles of Incorporation	Incorporated by reference from our Registration Statement on Form SB-2 filed on January 11, 2007.
3.2	Bylaws	Incorporated by reference from our Registration Statement on Form SB-2 filed on January 11, 2007.
3.3	Articles of Merger	Incorporated by reference from our Form 8-K filed on June 16, 2007.
3.4	Certificate of Change	Incorporated by reference from our Form 8-K filed on June 16, 2007
10.1	Employment Agreement dated June 22, 2007, between our company and Terry Fitzgerald	Incorporated by reference from our Form 8-K filed on June 25, 2007
10.2	Letter of Intent dated June 25, 2007, between our company and Dussault Jeans Inc.	Incorporated by reference from our Form 8-K filed on July 2, 2007
10.3	Letter of Intent dated November 5, 2007 between our company and Dussault Jeans Inc.	Incorporated by reference from our Form 8-K filed on November 5, 2007.
10.4	Consulting Agreement dated July 19, 2007, between our company and Jason Sundar	Incorporated by reference from our Annual Report on Form 10-KSB filed on February 13, 2008.
10.5	Consulting Agreement dated July 19, 2007, between our company and Robert Mintak	Incorporated by reference from our Annual Report on Form 10-KSB filed on February 13, 2008
10.6	Bridge Loan Agreement dated January 19, 2007, between our company and Dussault Jeans Inc	Incorporated by reference from our Form 8-K filed on August 1, 2007
10.7	Bridge Loan Agreement dated April 16, 2008, between our company and Dayton Boot Co. Ent. Ltd.	Incorporated by reference from our Form 8-K filed on April 23, 2008
10.8	Distribution Agreement dated November 10, 2009, between our company and EHM Holdings.	Incorporated by reference from our Quarterly Report on Form 10-Q filed on March 22, 2010
10.9	Merchandising License Agreement dated October 31, 2009, between our company and USPA Accessories, LLC.	Incorporated by reference from our Quarterly Report on Form 10-Q filed on March 22, 2010
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUSSAULT APPAREL INC.

Date:	March 15, 2012	By:	/s/ Jason Dussault
		Name:	Jason Dussault
		Title:	Chief Executive Officer and President (Principal Executive Officer)

		By:	/s/ Robert Mintak
		Name:	Robert Mintak
		Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)