Form 10-Q
period 2012-04-30
Dussault Apparel Inc.
filed 2012-06-19
CIK 1383756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

200,099,844 shares of common stock issued and outstanding as of June 11, 2012.
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

DUSSAULT APPAREL INC.

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the six month period ended April 30, 2012, are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2012.  For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2012.

Page
Unaudited Financial Statements
Balance Sheets	F-1
Statements of Operations	F-2
Statements of Cash Flows	F-3
Notes to Financial Statements	F-4 to F-8

DUSSAULT APPAREL INC.
Balance Sheets

	April 30, 2012 (Unaudited)	October 31, 2011 (Audited)
ASSETS
Current assets
Cash	$18,852	$8,449
Accounts receivable	1,161	16,089
Other receivable	4,016	4,016
Sales tax receivable	5,189	5,711
Total current assets	29,218	34,265

Property and Equipment, net	826	2,489
Trademark	4,786	4,786
Damage deposits	1,933	1,933
Total assets	$36,763	$43,473

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	58,876	77,555
Convertible promissory note, net	45,612	-
Total current liabilities	104,488	77,555

Other Liabilities
Loan payable – related party	12,566	12,603
Loan payable	38,000	38,000
Total Liabilities	155,054	128,158

Stockholders’ Equity
Common stock - $0.001 par value, authorized 1,050,000, 000 shares; 183,530,198 and 180,954,893 shares issued and outstanding as at April 30, 2012 and October 31, 2011, respectively	183,530	180,954
Additional paid in capital	12,219,791	12,163,327
Accumulated deficit during the development stage	(10,656,773)	(10,656,773)
Deficit	(1,877,814)	(1,785,168)
Accumulated other comprehensive income (loss)	12,975	12,975
Total Stockholders' Equity	(118,291)	(84,685)
Total Liabilities and Stockholders' Equity	$36,763	$43,473

The accompanying notes are an integral part of these financial statements

DUSSAULT APPAREL INC.
Statements of Operations and Comprehensive Loss

	Three months ended April 30,		Six months ended April 30,
	2012	2011	2012	2011

Revenue	$3,485	$7,660	$22,129	$30,904
Cost of Sales	-	1,844	-	27,602
Gross Profit	3,485	5,816	22,129	3,302

General and Administrative Expenses
Professional Fees	2,413	11,702	25,255	27,227
Consulting	648	19,785	3,078	61,170
Advertising	-	(44)	-	2,797
Depreciation	857	1,601	1,662	2,819
Other Administrative Expenses	20,645	18,114	40,177	74,957
Total Expenses	24,563	51,158	70,172	168,970

Operating Income (Loss)	(21,078)	(45,342)	(48,043)	(165,668)

Other Income (expense)
Trademark impairment charge	-	-	(7,468)	-
Interest expense	(19,305)	(28,246)	(37,135)	(72,505)

Net Income (Loss)	$(40,383)	$(73,588)	$(92,646)	$(238,173)

Loss Per Common Share, basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares	183,530,198	129,351,425	182,426,496	122,759,605

Comprehensive loss
Loss	$(40,383)	$(73,588)	$(92,646)	$(238,173)
Foreign currency translation adjustment	-	(15,413)	-	(11,312)
Comprehensive income (loss)	$(40,383)	$(89,001)	$(92,646)	$(249,485)

The accompanying notes are an integral part of these financial statements

DUSSAULT APPAREL INC.
Statements of Cash Flows
	For the six months ended April 30,
	2012	2011
Cash flows from operating activities:
Net (loss)	$(92,646)	$(238,173)
Adjustments to reconcile net loss to net cash used by operating activities:
Consulting services issued by shares	-	38,342
Depreciation	1,663	2,819
Accrued interest	2,951	72,505
Amortization of discount on convertible promissory note	34,184	-
Impairment on trademark	7,468	-
Occupancy fee against loan receivable	-	23,755
Change in operating assets and liabilities:
Accounts receivable	14,928	-
Account payable	(21,629)	31,732
Inventory	-	6,797
GST receivable	521	7,017
Net cash flows used by operating activities	(52,560)	(55,206)

Cash From Investing Activities:
Net cash (used by) investing activities	-	-

Cash flows from financing activities:
Proceeds from related party loan	-	9,978
Loan payable	63,000	40,000
Net cash flows from financing activities	63,000	49,978

Effect of exchange rates on cash	(37)	(3,905)

Net increase (decrease) in cash	10,403	(9,133)
Cash and equivalents, beginning of period	8,449	30,833
Cash, end of period	$18,852	21,700

Supplemental cash flow disclosures:
Cash paid for interest	$-	-
Cash paid for income taxes	$-	-

Non cash transactions:
Purchase trademark by issuance of common stock	$7,468	$-
Convert loan payable to common stock	-	47,000
	$7,468	$47,000

The accompanying notes are an integral part of these financial statements

DUSSAULT APPAREL INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED APRIL 30, 2012
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
FOR THE SIX MONTHS ENDED APRIL 30, 2012
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
FOR THE SIX MONTHS ENDED APRIL 30, 2012
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

Royalty Income

The Company receives royalty income from licensing third parties to use its intellectual property.  Presently this is the Company’s sole revenue stream.  We  present the royalty income as revenue offset to the related royalty expense and commission fees, in the financial statements. Previously, royalty income and offset expenses were shown within other income. Royalty income was not material to revenue in periods prior to the current fiscal year and was considered incidental. However, as a result of a change in our business model for this fiscal year and future periods, we expect royalty income to increase and to become the sole source of the Company’s recorded revenue. For this reason, the Company considers that the revised income statement presentation, which reflects royalty income as revenue, will provide more reliable and relevant information than the presentation adopted previously. The 2011 income statements for the three and six month period ended April 30, 2011 have been adjusted to reflect the new presentation. During the three and six month periods ended April 30, 2011 there was no income related to royalties included in revenue. During the current period presentation, all income presented has been derived from royalties or commissions on sales under license agreements.

Recent Accounting Pronouncements

ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment is applicable to fiscal years beginning after December 15, 2011. Early application is permitted. The Company does not expect this ASU has a material impact on its financial position or carrying value of its intangible assets at this time.

The Company does not expect the adoption of any other recent accounting pronouncements will have a material impact on its financial statements.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company as at April 30, 2012 had not established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.

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

DUSSAULT APPAREL INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED APRIL 30, 2012
(Unaudited – prepared by Management)

Note 3 - Trademarks

On April 9, 2010 the Company entered into an asset acquisition agreement (the “Agreement”) with Open Sundaes Ventures Ltd. (“Open Sundaes”) for the acquisition of certain assets relating to the business of the production and development of beauty and bath products including inventory, intellectual property and business knowhow. In consideration for the acquisition of these assets, the Company paid $43,860 and agreed to issue an aggregate of 9,000,002 shares of its common stock to the shareholders of Open Sundaes and certain creditors. The Agreement was approved by the shareholders of Open Sundaes at a special meeting held on April 22, 2010. As of October 31, 2011, the Company had issued a total of 6,424,697 shares pursuant to the Agreement, 1,424,697 shares to the shareholders of Open Sundaes  and 5,000,000 shares to a creditor of Open Sundaes in settlement of certain debt related to Open Sundaes that was agreed to be paid between the parties.  The Company recorded the fair value of Trade Mark based on the fair value of shares issued and cash payments, which amount totaled $197,000. On October 31, 2011, in accordance with corporate policies, the Company assessed the Trademark for impairment and determined the book value was no longer recoverable. As a result we have recorded a loss on impairment relating to the Trademark of $192,214, leaving a value of $4,786 on the balance sheets of the Company as at October 31, 2011.  On January 17, 2012, the Company issued the remaining 2,575,305 shares pursuant to the Agreement, fully satisfyng the terms of the acquisition.  As at the date of these financial statements, the Company has issued a total of 9,000,002 shares; 4,000,002 shares to the shareholders of Open Sundaes and 5,000,000 shares to a creditor of Open Sundaes.

The Company capitalized the fair value of the 2,575,305 shares issued on January 17, 2012 in the amount of $7,468. On April 30, 2012, in accordance with corporate policies, the Company assessed the Trademark value for impairment and determined to fully impair the $7,468, leaving a total of $4,786 on the balance sheet as at April 30, 2012.

Note 4 - Inventory

The Company receives royalty income from licensing third parties to use its intellectual property. The cost of goods sold related to the online sale is offset by royalty income. The company does not carry inventory for future.

Note 5 - Notes Payable

On April 1, 2010 the Company issued a promissory note to Perati Finance Corporation for $38,000. The note matures in five years and accrues interest at 8%. The loan is convertible to common stock at a conversion price of 58% of the market price. The balance on this note as at April 30, 2012 is $38,000 plus accrued interest totaling $4,663, which is reflected in accounts payable and accrued liabilities.

Note 6 – Convertible Promissory Note, Net

On November 10, 2011 Asher Enterprises Inc. funded a promissory note executed by the Company on October 25, 2011 in the total amount of $63,000. The note matures July 27, 2012 and accrues interest at 8% or alternately 22% in the event of default. The loan is convertible to common stock at a conversion price of 58% of the market price.

The beneficial conversion feature resulting from the discounted conversion price on agreement date compared to market price on date of grant was valued at $51,571. This value was recorded as a discount on debt and offset to additional paid in capital. Amortization of the discount over the six month period ended April 30, 2012 totaled $34,184, which amount has been recorded as interest expense.

	April 30, 2012	November 10, 2011
Convertible Promissory Note – face value	$63,000	$63,000
Less: beneficial conversion feature	17,388	51,571
	$45,612	$11,429

As of April 30, 2012, accrued interest on the note totaled $2,383.

DUSSAULT APPAREL INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED APRIL 30, 2012
(Unaudited – prepared by Management)

Note 7 – Common Stock

On January 17, 2012, the Company issued the remaining 2,575,305 shares pursuant to the agreement with Open Sundaes. This issuance completed the consideration to be provided under the agreement with Open Sundaes (Note 3 – Trademarks, above).

As at April 30, 2012 there were a total of 183,530,198 shares issued and outstanding.

Note 8 – Related Party Transactions

As of October 31, 2011, the President of the Company, Jason Dussault advanced funds in the amount of $12,603 (CAD$12,500) to the Company for working capital. During the six month period ended April 30, 2012, The Company did not make any cash payment to Jason Dussault, leaving $12,566 (CAD$12,500) on the balance sheet as loan payable – related parties. The amounts are unsecured, non-interest bearing and due on demand.

Note 8 – Subsequent Events

On May 11, 2012,  $5,500 of the original balance of the Convertible Promissory note referenced above in Note 6 was retired by the issuance of 8,461,538 common shares at a deemed price of $0.00065.  The remaining principal balance was $57,500 following the conversion.

On May 24, 2012, $3,000 of the remaining balance of a Convertible Promissory note  referenced above in Note 6 was retired by the issuance of 8,108,108 common shares at a deemed price of $0.00037. The remaining principal balance was $54,500 following the conversion.

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
Background

We were incorporated on October 1, 2006 in the State Nevada under the name Release Your Lease Inc. Our initial business plan was to create a web-based service for buyers and sellers of leased automobiles. A decision was made by new management, to change the corporate direction of the Company and to pursue opportunities in the retail fashion industry and effective June 11, 2007; we completed a merger with our wholly subsidiary Dussault Apparel Inc. We currently operate in the retail fashion industry.

Liquidity & Capital Resources

As of April 30, 2012, our cash balance was $18,852, which is an increase from our cash balance of $8,449 as of October 31, 2011. We have a decrease to accounts receivable to $1,161 as at April 30, 2012 as compared to $16,089 in October 31, 2011, other receivables of $4,016 as at April 30, 2012 remain unchanged from October 31, 2011, and a tax receivable of $5,189 as at April 30, 2012, which is decreased from $5,711 as at October 31, 2011. During the six month period ended April 30, 2012 we entered into a convertible promissory note in the amount of $63,000 for operating expenses related to the ongoing management of the Company.

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

Results of Operations

The discussion and financial statements contained herein are for three and six months ended April 30, 2012 and April 30, 2011. The following discussion regarding our financial statements should be read in conjunction with our financial statements for our fiscal year ended October 31, 2011 as filed with the Securities and Exchange Commission on February 14, 2012.

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

Comparison of the Three Months Ended April 30, 2012 and 2011

During the three months period ended April 30, 2012 and 2011 respectively, we earned gross revenues of $3,485 as compared to $7,660, with gross profit of $3,485 for the three months ended April 30, 2012 as compared to gross profit of $5,816 for the comparable period ended April 30, 2011.

For the three months ended April 30, 2012, our general and administrative expenses decreased substantially to $24,563, from $51,158 for April 30, 2011. This decrease was mainly due to a substantial reduction in consulting fees from $19,785 for the three months ended April 30, 2011 to $648 for the three months ended April 30, 2012, as well as a substantial decrease in professional fees from $11,702, for the three months ended April 30, 2011 as compared to $2,413 for the three months ended April 30, 2012, as our overall operational activity was substantially decreased.  Other administrative expenses increased slightly to $20,645 for the three months ended April 30, 2012 as compared to $18,114 for the three months ended April 30, 2011.

Interest expenses for the three months ended April 30, 2012 decreased to $19,305 from $28,246 for the three months ended April 30, 201.  During the three months ended April 30, 2012 the Company recorded a net loss of $40,383 as compared to a net loss of $73,588 for the three months ended April 30, 2011.

Comparison of the Six Months Ended April 30, 2012 and 2011

During the six month periods ended April 30, 2012 and 2011 respectively, we earned gross revenues of $22,129 as compared to $30,904, with gross profit of $22,129 as at April 30, 2012 as compared to gross profit of $3,302 as at April 30, 2011.   The increase in gross profit is related to a change in the Company’s revenue model where by at the close of the fiscal year ended October 31, 2011, the Company determined to cease all direct sales of products and move to a license based revenue model whereby the Company licenses its brands and receives royalty income from the sale of licensed products, with no other direct sales costs.  As a result as of this change, as at April 30, 2012 there were no costs of sales, as compared to the period ended April 30, 2011 where costs of sales on products sold totaled $27,602.

For the six months ended April 30, 2012, our general and administrative expenses decreased substantially to $70,172, from $168,970 for April 30, 2011. This decrease was mainly due to a substantial reduction in consulting fees from $61,170 for the six months ended April 30, 2011 to $3,078 for the six months ended April 30, 2012, as well as a substantial decrease in other administrative expenses from $74,957, for the six months ended April 30, 2011 as compared to $40,177 for the six months ended April 30, 2012, as our overall operational activity was substantially decreased. As a result, our costs for advertising declined from $2,797 for the six months ended April 30, 2011 to $Nil for the six months ended April 30, 2012.  Professional fees remained relatively constant and $25,255 for the six months ended April 30, 2012 as compared to $27,227 for the six months ended April 30, 2011 due to the costs related to maintaining our reporting status.

Other income and expenses reflect a trademark impairment charge of ($7,468) in the six month period ended April 30, 2012 with no comparative entry in the same period ended April 30, 2011, as the Company evaluated its capitalized trademark costs for recoverability and determined the recoverability of the asset to be impaired.

During the six months ended April 30, 2012 the Company recorded a net loss of $92,646 as compared to a net loss of $238,173 for the six months ended April 30, 2011.

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

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Mr. Jason Dussault, Principal Executive Officer and Mr. Robert Mintak, Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e).  Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of April 30, 2012, because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of January 31, 2012.  In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on its assessment, management concluded that, as of April 30, 2012, our internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of April 30, 2012:

1)
Lack of an independent audit committee or audit committee financial expert, and no independent directors.  We do not have any members of the Board who are independent directors and we do not have an audit committee.  These factors may be counter to corporate governance practices as defined by the various stock exchanges and may lead to less supervision over management;

2)
Inadequate staffing and supervision within our bookkeeping operations.  We have a consulting firm involved in bookkeeping functions.  The fact that the accounting staffs providing bookkeeping functions are all from the same firm of consultants prevents us from segregating duties within our internal control system.  The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. This may result in a failure to detect errors in spreadsheets, calculations or assumptions used to compile the financial statements and related disclosures as filed with the SEC;

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

Changes in Internal Control over Financial Reporting

As of April 30, 2012, management assessed the effectiveness of our internal control over financial reporting.  Based on that evaluation, it was concluded that during the quarter ended and to date, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting.  However, management believes these weaknesses did not have an effect on our financial results.  During the course of their evaluation, management did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses.  We will not be able to do so until, if ever, we acquire sufficient financing and staff to do so.  We will implement further controls as circumstances, cash flow, and working capital permits.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the period ended April 30, 2012, fairly present our financial position, results of operations, and cash flows for the periods covered, as identified, in all material respects.

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

During the quarter ended April 30, 2012, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 1A.  RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 11, 2012,  $5,500 of the original balance of a Convertible Promissory note entered into on October 25, 2011 was  retired by the issuance of 8,461,538 common shares at a deemed price of $0.00065.

On May 24, 2012, $3,000 of the remaining balance of a Convertible Promissory note entered into on October 25, 2011 was retired by the issuance of 8,108,108 common shares at a deemed price of $0.00037.
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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.  OTHER INFORMATION

None

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

DUSSAULT APPAREL INC.

Date:	June 19, 2012	By:	/s/ Jason Dussault
		Name:	Jason Dussault
		Title:	Chief Executive Officer and President (Principal Executive Officer)

		By:	/s/ Robert Mintak
		Name:	Robert Mintak
		Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)