Form 10-Q
period 2012-07-31
Dussault Apparel Inc.
filed 2012-09-19
CIK 1383756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

267,458,407 shares of common stock issued and outstanding as of September 11, 2012.
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

DUSSAULT APPAREL INC.

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the nine month period ended July 31, 2012, are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2012.  For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2012.

Page
Unaudited Financial Statements
Balance Sheets	F-1
Statements of Operations	F-2
Statements of Cash Flows	F-3
Notes to Financial Statements	F-4 to F-9

DUSSAULT APPAREL INC.
Balance Sheets

	July 31, 2012 (Unaudited)	October 31, 2011 (Audited)
ASSETS
Current assets
Cash	$13,761	$8,449
Accounts receivable	1,209	16,089
Other receivable	4,016	4,016
Sales tax receivable	3,258	5,711
Total current assets	22,244	34,265

Property and Equipment, net	-	2,489
Trademark	4,786	4,786
Damage deposits	1,933	1,933
Total assets	$28,963	$43,473

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	70,118	77,555
Convertible promissory note, net	43,900	-
Total current liabilities	114,018	77,555

Other Liabilities
Loan payable – related party	12,453	12,603
Loan payable	38,000	38,000
Total Liabilities	164,471	128,158
Stockholders’ Equity
Common stock - $0.001 par value, authorized 1,050,000, 000 shares; 238,460,900 and 180,954,893 shares issued and outstanding as at July 31, 2012 and October 31, 2011, respectively	238,460	180,954
Additional paid in capital	12,217,235	12,163,327
Accumulated deficit during the development stage	(10,656,773)	(10,656,773)
Deficit	(1,947,405)	(1,785,168)
Accumulated other comprehensive income (loss)	12,975	12,975
Total Stockholders' Equity	(135,508)	(84,685)
Total Liabilities and Stockholders' Equity	$28,963	$43,473

The accompanying notes are an integral part of these financial statements

DUSSAULT APPAREL INC.
Statements of Operations and Comprehensive Loss
(Unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2012	2011	2012	2011

Revenue	$3,313	$8,244	$25,442	$38,446
Cost of Sales	-	2,007	-	28,981
Gross Profit	3,313	6,237	25,442	9,465

General and Administrative Expenses
Professional Fees	9,518	20,084	34,773	46,691
Consulting	697	1,554	3,775	61,334
Advertising	-	-	-	2,734
Depreciation	827	1,033	2,489	3,788
Other Administrative Expenses	11,013	24,645	51,190	97,898
Total Expenses	22,055	47,316	92,227	212,445

Operating Income (Loss)	(18,742)	(41,079)	(66,785)	(202,980)

Other Income (expense)
Trademark impairment charge	-	-	(7,468)	-
Loss on conversion of debt	(34,656)	-	(34,656)	-
Interest expense	(16,193)	(8,152)	(53,328)	(79,009)

Net Income (Loss)	$(69,591)	$(49,231)	$(162,237)	$(281,989)

Loss Per Common Share, basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares	206,947,626	141,264,502	190,659,868	125,793,895

Comprehensive loss
Loss	$(69,591)	$(49,231)	$(162,237)	$(281,989)
Foreign currency translation adjustment	-	(8,653)	-	(19,965)
Comprehensive income (loss)	$(69,591)	$(57,884)	$(162,237)	$(301,954)

The accompanying notes are an integral part of these financial statements

DUSSAULT APPAREL INC.
Statements of Cash Flows
(Unaudited)

	For the nine months ended July 31,
	2012	2011
Cash flows from operating activities:
Net (loss)	$(162,237)	$(281,989)
Adjustments to reconcile net loss to net cash used by operating activities:
Consulting services issued by shares	-	61,030
Depreciation	2,489	3,349
Accrued interest	4,313	79,009
Amortization of discount on convertible promissory note	49,015	-
Stock issued to settle loans payable, including interest expense	34,656
Impairment on trademark	7,468	-
Occupancy fee against loan receivable	-	37,229
Change in operating assets and liabilities:
Accounts receivable	14,880	101
Account payable	(10,575)	64,249
Inventory	-	1,297
GST receivable	2,453	(8,930)
Net cash flows used by operating activities	(57,538)	(44,216)

Cash From Investing Activities:
Purchase of trade mark	-	(9,380)
Net cash (used by) investing activities	-	(9,380)

Cash flows from financing activities:
Proceeds from related party loan	-	15,293
Repayment of related party loan	-	(3,345)
Loan payable	63,000	44,580
Net cash flows from financing activities	63,000	56,528

Effect of exchange rates on cash	(150)	(20,405)

Net increase (decrease) in cash	5,312	(17,473)
Cash and equivalents, beginning of period	8,449	30,833
Cash, end of period	$13,761	13,360

Supplemental cash flow disclosures:
Cash paid for interest	$-	-
Cash paid for income taxes	$-	-

Non cash transactions:
Purchase trademark by issuance of common stock	$7,468	$-
Convert loan payable to common stock	19,100	50,000
	$26,568	$50,000

The accompanying notes are an integral part of these financial statements

DUSSAULT APPAREL INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JULY 31, 2012
(Unaudited – prepared by Management)

Note 1 – Basis of Presentation and Nature of Operations

These unaudited financial statements reflect all adjustments which, in the opinion of management, are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented in accordance with the accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature.

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
FOR THE NINE MONTHS ENDED JULY 31, 2012
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

The carrying amounts of the Company’s financial instruments as of July 31, 2012, reflect

•	Cash: Level One measurement based on bank reporting.

•	Loans Receivable, Loans Payable: Level 2 based on promissory notes and terms.

DUSSAULT APPAREL INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JULY 31, 2012
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

Royalty Income

The Company receives royalty income from licensing third parties to use its intellectual property.  Presently this is the Company’s sole revenue stream.  Previously, royalty income was shown within other income. Royalty income was not material to revenue in periods prior to the current fiscal year and was considered incidental. However, as a result of a change in our business model for this fiscal year and future periods, we expect royalty income to increase and to become the sole source of the Company’s recorded revenue. For this reason, the Company considers that the revised income statement presentation, which reflects royalty income as revenue, will provide more reliable and relevant information than the presentation adopted previously. The 2011 income statements for the three and nine month period ended July 31, 2011 have been adjusted to reflect the new presentation. During the three and nine month periods, ended July 31, 2011 there was no income related to royalties included in revenue. During the current period presentation, all income presented has been derived from royalties or commissions on sales under license agreements.

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

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company as at July 31, 2012 had not established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.

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
FOR THE NINE MONTHS ENDED JULY 31, 2012
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

The Company capitalized the fair value of the 2,575,305 shares issued on January 17, 2012 in the amount of $7,468. On July 31, 2012, in accordance with corporate policies, the Company assessed the Trademark value for impairment and determined to fully impair the $7,468, leaving a total of $4,786 on the balance sheet as at July 31, 2012.

Note 4 - Inventory

The Company receives royalty income from licensing third parties to use its intellectual property.   The Company ceased carrying inventory during the fiscal year ended October 31, 2011 and does not intend to carry inventory in future periods.

Note 5 - Notes Payable

On April 1, 2010 the Company issued a promissory note to Perati Finance Corporation for $38,000. The note matures in five years and accrues interest at 3%. The loan is convertible to common stock at a conversion price of 58% of the market price. The balance on this note as at July 31, 2012 is $38,000 plus accrued interest totaling $4,950, which is reflected in accounts payable and accrued liabilities.

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

Pursuant to the terms of the convertible note, Asher Enterprises, Inc. issued the following conversion notices during the period covered by this report:

·   May 11, 2012 - $5,500 was converted by the issuance of 8,461,538 common shares at a deemed price of $0.00065

·   May 24, 2012 - $3,000 was converted by the issuance of 8,108,108 common shares at a deemed price of $0.00037

DUSSAULT APPAREL INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JULY 31, 2012
(Unaudited – prepared by Management)

Note 6 – Convertible Promissory Note, Net (continued)

·   June 19, 2012 - $2,800 was converted by the issuance of 9,441,801 common shares at a deemed price of $0.00029

·   July 2, 2012 - $2,200 was converted by the issuance of 9,565,217 common shares at a deemed price of $0.00023

·   July 10, 2012 - $2,250 was converted by the issuance of 9,782,609 common shares at a deemed price of $0.00023

·   July 27, 2012 - $3,350 was converted by the issuance of 9,571,429 common shares at a deemed price of $0.00035

Amortization of the discount over the nine month period ended July 31, 2012 totaled $49,015, which amount has been recorded as interest expense. Unamortized amount of $2,556 has been recorded as additional paid in capital due to the amount of  $19,100 which was converted to shares before the maturity date.

	July 31, 2012	November 10, 2011
Convertible Promissory Note – face value	$63,000	$63,000
Less: beneficial conversion feature	--	51,571
Converted to shares	19,100	-
	$43,900	$11,429

As of July 31, 2012, accrued interest on the note totaled $2,288.

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

On June 19, 2012,  $2,800 of the remaining balance of a Convertible Promissory note entered into on October 25, 2011 was retired by the issuance of 9,441,801 common shares at a deemed price of $0.00029.

On July 2, 2012,  $2,200 of the remaining balance of a Convertible Promissory note entered into on October 25, 2011 was retired by the issuance of 9,565,217 common shares at a deemed price of $0.00023.

On July 10, 2012,  $2,250 of the remaining balance of a Convertible Promissory note entered into on October 25, 2011 was retired by the issuance of 9,782,609 common shares at a deemed price of $0.00023.

On July 27, 2012,  $3,350 of the remaining balance of a Convertible Promissory note entered into on October 25, 2011 was retired by the issuance of 9,571,429 common shares at a deemed price of $0.00035.

As at July 31, 2012 there were a total of 238,460,900 shares issued and outstanding.

DUSSAULT APPAREL INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JULY 31, 2012
(Unaudited – prepared by Management)

Note 8 – Related Party Transactions

As of October 31, 2011, the President of the Company, Jason Dussault advanced funds in the amount of $12,603 (CAD$12,500) to the Company for working capital. During the nine month period ended July 31, 2012, the Company did not make any cash payments to Jason Dussault, leaving $12,453 (CAD$12,500) on the balance sheet as loan payable – related parties. The amounts are unsecured, non-interest bearing and due on demand.

On June 1, 2012 the Company entered into a month to month consulting agreement with Rodhan Management and Consulting Services (“Rodhan”) for the provision of administrative, consulting and website maintenance services.  The agreement provides for services to be charged based on work performed during each month at an hourly rate. Mr. Robert Mintak, the Company's Chief Financial Officer and Chief Operating Officer, also provides consulting services to Rodhan and acts as their Chief Financial Officer. During the period ended July 31, 2012, Rodhan Management invoiced totaling amount of $ 12,078 (CAD$12,320) for the services rendered. The Company made cash paymenst in the amount of $9,847 (CAD$10,080), leaving $2,231 (CAD$2,240) on the balance sheet as accounts payable.

Note 8 – Subsequent Events

On August 1, 2012,  $4,500 of the original balance of the Convertible Promissory note referenced above in Note 6 was retired by the issuance of 9,375,000 common shares at a deemed price of $0.00048.  The remaining principal balance was $39,400 following the conversion.

On August 10, 2012,  $5,100 of the remaining balance of the Convertible Promissory note referenced above in Note 6 was retired by the issuance of 9,807,692 common shares at a deemed price of $0.00052.  The remaining principal balance was $34,300 following the conversion.

On August 23, 2012,  $5,300 of the remaining balance of the Convertible Promissory note referenced above in Note 6 was retired by the issuance of 9,814,815 common shares at a deemed price of $0.00054.  The remaining principal balance was $29,000 following the conversion.
On July 11, 2012, Ms. Natalie Bannister was appointed as a Director of the Company.

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

Liquidity & Capital Resources

As of July 31, 2012, our cash balance was $13,761, which is an increase from our cash balance of $8,449 as of October 31, 2011. We have a decrease in accounts receivable to $1,209 as at July 31, 2012 as compared to $16,089 in October 31, 2011, other receivables of $4,016 as at July 31, 2012 remain unchanged from October 31, 2011, and a tax receivable of $3,258 as at July 31, 2012, which is decreased from $5,711 as at October 31, 2011. During the nine month period ended July 31, 2012 we entered into a convertible promissory note in the amount of $63,000 for operating expenses related to the ongoing management of the Company.

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

Results of Operations

The discussion and financial statements contained herein are for the three and nine months periods ended July 31, 2012 and July 31, 2011. The following discussion regarding our financial statements should be read in conjunction with our financial statements for our fiscal year ended October 31, 2011 as filed with the Securities and Exchange Commission on February 14, 2012.

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

Comparison of the Three Months Ended July 31, 2012 and 2011

During the three months period ended July 31, 2012 and 2011 respectively, we earned gross revenues of $3,313 as compared to $8,244, with gross profit of $3,313 for the three months ended July 31, 2012 as compared to gross profit of $6,237 for the comparable period ended July 31, 2011.

For the three months ended July 31, 2012, our general and administrative expenses decreased substantially to $22,055, from $47,316 for July 31, 2011. This decrease was mainly due to a substantial reduction in professional fees from $20,084 for the three months ended July 31, 2011 to $9,518 for the three months ended July 31, 2012, as well as a substantial decrease in consulting fees from $1,554, for the three months ended July 31, 2011 as compared to $697 for the three months ended July 31, 2012, as our overall operational activity was substantially decreased.  Other administrative expenses decreased to $11,013 for the three months ended July 31, 2012 as compared to $24,645 for the three months ended July 31, 2011.

Interest expenses for the three months ended July 31, 2012 increased to $16,193 from $8,152 for the three months ended July 31, 2011.  In addition, we recorded loss on conversion expenses of $34,656 in the current period, as compared to Nil in the same period ended July 31, 2011 as a result of certain loans which were settled by the issuance of shares of common stock at a discount to market price on the date of issue.

During the three months ended July 31, 2012 the Company recorded a net loss of $69,591 as compared to a net loss of $49,231 for the three months ended July 31, 2011.

Comparison of the Nine months Ended July 31, 2012 and 2011

During the nine month periods ended July 31, 2012 and 2011 respectively, we earned gross revenues of $25,442 as compared to $38,446, with gross profit of $25,442 as at July 31, 2012 as compared to gross profit of $9,465 as at July 31, 2011.   The increase in gross profit is related to a change in the Company’s revenue model where by at the close of the fiscal year ended October 31, 2011, the Company determined to cease all direct sales of products and move to a license based revenue model whereby the Company licenses its brands and receives royalty income from the sale of licensed products, with no other direct sales costs.  As a result as of this change, as at July 31, 2012 there were no costs of sales, as compared to the period ended July 31, 2011 where costs of sales on products sold totaled $28,981.

For the nine months ended July 31, 2012, our general and administrative expenses decreased substantially to $92,227, from $212,445 for July 31, 2011. This decrease was mainly due to a substantial reduction in consulting fees from $61,334 for the nine months ended July 31, 2011 to $3,775 for the nine months ended July 31, 2012, as well as a substantial decrease in other administrative expenses from $97,898, for the nine months ended July 31, 2011 as compared to $51,190 for the nine months ended July 31, 2012, as our overall operational activity was substantially decreased. As a result, our costs for advertising declined from $2,734 for the nine months ended July 31, 2011 to $Nil for the nine months ended July 31, 2012.  Professional fees remained relatively constant and $34,773 for the nine months ended July 31, 2012 as compared to $46,691 for the nine months ended July 31, 2011 due to the costs related to maintaining our reporting status.

Other income and expenses reflect a trademark impairment charge of ($7,468) in the nine month period ended July 31, 2012 with no comparative entry in the same period ended July 31, 2011, as the Company evaluated its capitalized trademark costs for recoverability and determined the recoverability of the asset to be impaired. In addition, we recorded loss on conversion expenses of $34,656 in the current period, as compared to Nil in the same period ended July 31, 2011 as a result of certain loans which were settled by the issuance of shares of common stock at a discount to market price on the date of issue.

During the nine months ended July 31, 2012 the Company recorded a net loss of $162,237 as compared to a net loss of $281,989 for the nine months ended July 31, 2011.

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

Off- Balance Sheet Arrangements

The Company presently does not have any off-balance sheet arrangements

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

Changes in Internal Control over Financial Reporting

As of July 31, 2012, management assessed the effectiveness of our internal control over financial reporting.  Based on that evaluation, it was concluded that during the quarter ended and to date, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting.  However, management believes these weaknesses did not have an effect on our financial results.  During the course of their evaluation, management did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses.  We will not be able to do so until, if ever, we acquire sufficient financing and staff to do so.  We will implement further controls as circumstances, cash flow, and working capital permits.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the period ended July 31, 2012, fairly present our financial position, results of operations, and cash flows for the periods covered, as identified, in all material respects.

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

During the quarter ended July 31, 2012, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 19, 2012,  $2,800 of the remaining balance of a Convertible Promissory note entered into on October 25, 2011 was retired by the issuance of 8,108,109,441 common shares at a deemed price of $0.00029.

On July 2, 2012,  $2,200 of the remaining balance of a Convertible Promissory note entered into on October 25, 2011 was retired by the issuance of 9,565,217 common shares at a deemed price of $0.00023.

On July 10, 2012,  $2,250 of the remaining balance of a Convertible Promissory note entered into on October 25, 2011 was retired by the issuance of 9,782,609 common shares at a deemed price of $0.00023.

On July 27, 2012,  $3,350 of the remaining balance of a Convertible Promissory note entered into on October 25, 2011 was retired by the issuance of 9,571,429 common shares at a deemed price of $0.00035.

On August 1, 2012,  $4,500 of the remaining balance of a Convertible Promissory note entered into on October 25, 2011 was retired by the issuance of 9,375,000 common shares at a deemed price of $0.00048.

On August 10, 2012,  $5,100 of the remaining balance of a Convertible Promissory note entered into on October 25, 2011 was retired by the issuance of 9,807,692 common shares at a deemed price of $0.00052.

On August 23, 2012,  $5,300 of the remaining balance of a Convertible Promissory note entered into on October 25, 2011 was retired by the issuance of 9,814,815 common shares at a deemed price of $0.00054.

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

On July 11, 2012, Ms. Natalie Bannister was appointed as a Director of Dussault Apparel Inc.

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

DUSSAULT APPAREL INC.

Date:	September 19, 2012	By:	/s/ Jason Dussault
		Name:	Jason Dussault
		Title:	Chief Executive Officer and President (Principal Executive Officer)

		By:	/s/ Robert Mintak
		Name:	Robert Mintak
		Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)