Form 10-K
period 2012-10-31
Dussault Apparel Inc.
filed 2013-03-06
CIK 1383756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

Form 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

000-52452
Commission File Number

DUSSAULT APPAREL INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0513727
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1885 Shore Drive South, South Pasadena, FL	33707
(Address of principal executive offices)	(Zip Code)

(727) 902-2594
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
n/a	n/a

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

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was approximately $251,295 based on the closing price of $0.0015 on April 30, 2012 (the last business day of the registrant’s most recently completed second quarter), assuming solely for the purpose of this calculation that all directors, officers and greater than 10% stockholders of the registrant are affiliates. The determination of affiliate status for this purpose is not necessarily conclusive for any other purpose.

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

353,344,347 shares of common stock issued and outstanding as of February 28, 2013

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

As used in this Annual Report, the terms "we," "us," "Company," "our" and "Dussault" mean Dussault Apparel Inc., unless otherwise indicated.

ITEM 1.              BUSINESS

Background

The address of our principal executive office is 1885 Shore Drive South, South Pasadena, FL, 33707.  Our telephone number is (727) 902-2594.  The Company’s web-site is www.dussaultapparel.com.

Our common stock is quoted on the OTCBB and on the OTCMarkets QB under the symbol "DUSS".

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

On April 15, 2009, the Company entered into an assignment of royalty with Jason Dussault. The assignment of royalty provided for the payment by Jason Dussault of 5% of the royalties received by him pursuant to a merchandising license agreement with Gene Simmons Company and USPA Accessories LLC for the license of “Moneybag” intellectual property and related products, pursuant to and in accordance with the terms and conditions of a merchandising license agreement. Jason Dussault agreed to provide sales and design services under a merchandising license agreement in consideration for royalty payments from 4.5% to 7.5% of gross income from sales derived under a merchandising license agreement. From any royalty payments that may become due and payable to Jason Dussault, Mr. Dussault has agreed to assign to our company 5% of the gross income and agreed to assign to the Company his rights, title and interest in and to the amount of the royalty. We have been advised that the underlying license agreement with Gene Simmons Company and USPA Accessories LLC has been terminated. As a result we do not receive any assigned royalty payments.

Between May 15, 2009 and July 10, 2009, we entered into consulting agreements with four (4) consultants, wherein, each of the consultants agreed to provide consulting services to the Company. Pursuant to the terms of the consulting agreements, we issued an aggregate of 2,750,000 restricted shares of our Company’s common stock.

On October 31, 2009, the Company entered into a merchandising license agreement with USPA Accessories, LLC, wherein, we agreed to provide design services under a merchandising license agreement in consideration for royalty payments of 10% of the gross income from the sales derived under a merchandising license agreement.  The collection was only a “one time” design and the agreement is no longer in place.

On November 10, 2009, the Company entered into a distribution agreement with EHM Holdings for a term of two years, for th distribution rights to Deuce Custom Ink brand throughout Canada. The agreement expired on November 10, 2011.

On April 9, 2010 our Company entered into an Asset Acquisition Agreement with Open Sundaes Ventures Ltd. (“Open Sundaes”) for the acquisition of certain assets relating to the business of the production and development of beauty and bath products including inventory, intellectual property and business knowhow. In consideration for the acquisition of these assets, our Company paid $43,860 and agreed to issue an aggregate of 4,000,002 shares of its common stock to the shareholders of Open Sundaes. The Asset Acquisition Agreement was approved by the shareholders of Open Sundaes at a special meeting held on April 22, 2010.We have not to date pursued the line we acquired.   After a review of the costs to pursue this line and the current financial position of the Company, we do not expect that we will pursue this line and we are looking to divest of this asset.

“Dussault Inc.” was a Canadian reality TV series which was broadcast on networks in Canada and was picked for broadcast in New Zealand by TVNZ.  Management had hoped that the association of the Dussault name would increase merchandise sales, however, the show is no longer being aired.

Our Current Business

The Company currently operates in the retail fashion industry.  The Company transitioned from being a manufacturer–wholesaler to licensing its trademark and currently has one licensor of its products selling limited merchandise. The Company also offers limited product through its website for which it shares the revenue with the licensor. Management is currently renegotiating the royalty with its licensee. The Company had a change in management during fiscal 2012 and the current focus of management is to review the current business of the Company with a view to increasing the revenues from operations and undertaking an analysis of operations to see if the current trademarks and licensing agreements can be renegotiated and if there are any further opportunities for licensing the Company’s trademarks and fashion line, while reviewing other business opportunities that may present themselves as an opportunity to bring shareholder value.

Distribution and Marketing of Our Products

Currently our products are sold on our website and through a licensing agreement with one Canadian manufacturer.

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

Labelling and advertising of our products is subject to regulation by the Federal Trade Commission. We believe that we are in substantial compliance with these regulations.

Research and Development

The Company has not undertaken any research and development activities for fiscal year 2012 or 2011.

Corporate Offices

Our principal office is currently located at 1885 Shore Drive South, South Pasadena, Florida 33707 which is the office of our sole officer and director, Natalie Bannister, free of charge. .  We believe that this space is sufficient to meet our present needs and do not anticipate any difficulty in securing alternative or additional space, as needed, on terms acceptable to us.

Employees

We do not currently have any employees, our sole officer and director, Natalie Bannister provides consulting services and invoices the Company a fee of $2,500 per month for such services.

Intellectual Property

We own and operate the following registered internet domain names:

•	www.dussaultapparel.com;

We own and operate the following trademark:

•	Dussault Custom Ink Trademark.

•	In addition, we acquired all rights to the tradename “Open Sundaes”. As of the date of this report no formal filing reserving this tradename has been made.

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

To date we have had minimal cash flows from operations and we have been dependent on sales of our equity securities to meet our cash requirements. As of October 31, 2012, we had working capital deficit of $96,258.  Our revenues have been minimal and we expect them to remain so if we must rely solely on our current business. We have estimated that we may require up to $500,000 to during the twelve month period ended October 31, 2012 for operations and to seek additional business opportunities. There is no assurance that we will be able to obtain this funding, and if we do obtain the funding that it will be on favourable terms.   If we do not raise funds our business will fail and we may not be able to maintain the required regulatory reporting with the Securities and Exchange Commission.

We depend on third parties for sales and distribution efforts. If these third parties do not continue to assist us in our sales and distribution, our revenue could decrease, which would have an adverse impact on our business.

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

If they are not, our business could be negatively impacted. Also, if we are unable to maintain our relationships with these sales agents and distributors or if these sales agents and distributors begin selling our competitor’s products, then our ability to generate revenues through the sale of our products could be negatively impacted.

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

Apparel is a cyclical industry that is dependent upon the overall level of consumer spending. Our wholesale customers anticipate and respond to adverse changes in economic conditions and uncertainty by reducing inventories and cancelling orders. As a result, factors that diminish consumer spending and confidence in any of the regions in which we compete, particularly deterioration in general economic conditions, increases in energy costs or interest rates, housing market downturns, and other factors such as acts of war, acts of nature or terrorist or political events that impact consumer confidence, could reduce our sales and adversely affect our business and financial condition. For example, the price of oil has risen in the recent past. A continued or sustained rise in oil prices could adversely affect consumer spending and demand for our products and also increase our operating costs, both of which could adversely affect our business and financial condition.

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

We depend on our sole officer and director and the loss of this individual could adversely affect our business.

Our Company is completely dependent on our sole officer Natalie Bannister, who is also our sole director.   We currently have no employees and the loss of Ms. Bannister could significantly and adversely affect our business, and could result in a complete failure of the Company. We do not carry any life insurance on our sole director and officer.

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

To the extent these requirements may be applicable they will reduce the level of trading activity in the secondary market for the common shares and may severely and adversely affect the ability of broker-dealers to sell the common shares.

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

ITEM 1B.           UNRESOLVED STAFF COMMENTS

None.

ITEM 2.              PROPERTIES

Our principal office is located at the offices of our sole officer and director at 1885 Shore Drive, South Pasadena, Florida who currently provides the space free of charge.   We believe that this space is sufficient to meet our present needs and do not anticipate any difficulty in securing alternative or additional space, as needed, on terms acceptable to us.

ITEM 3.               LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against our Company, nor of any proceedings that a governmental authority is contemplating against us.

ITEM 4.              MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5.             MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Market Information

The Company's common stock is currently quoted on the OTCMarketsQB (OTCQB) and the Over the Counter Bulletin Board (“OTCBB”) under the trading symbol “DUSS.”  Following is a report of high and low closing bid prices for each quarterly period for the fiscal years ended October 31, 2012 and October 31, 20101.

Quarter	High ($)	Low ($)
4th Quarter ended 10/31/2012	0.0028	0.0005
3rd Quarter ended 7/31/2012	0.0036	0.0004
2nd Quarter ended 4/302012	0.0039	0.0012
1st Quarter ended 1/31/2012	0,.0054	0.0012

4th Quarter ended 10/31/2011	0.014	0.001
3rd Quarter ended 7/31/2011	0.0026	0.001
2nd Quarter ended 4/30/2011	0.009	0.0013
1st Quarter ended 1/31/2011	0.01	0.005

The above information was taken from information on theOTC Markets website at www.otcmarkets.com.  The quotations provided may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

As of February 7, 2013, there were 56 record holders of the Company’s common stock (which number does not include the number of stockholders whose shares are held by a brokerage house or clearing agency, but does include such brokerage houses or clearing agencies as one record holder

Dividends

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Recent Sales of Unregistered Securities

During the three months ended October 31, 2012 and the subsequent period to the date of the filing of this annual report, the Company issued the following shares pursuant to a Convertible Promissory Note.

On September 5, 2012, 9,833,333 common shares at a deemed price of $0.00060; On September 24, 2012, 9,782,609 common shares at a deemed price of $0.00046.On October 4, 2012, 9,714,286 common shares at a deemed price of $0.00035. On October 11, 2012, 9,714,286 common shares at a deemed price of $0.00035.On October 31, 2012, 9,714,286 common shares at a deemed price of $0.00035.On November 12, 2012, 13,243,243 common shares at a deemed price of $0.00037.  On November 30, 2012, 12,592,593 common shares at a deemed price of $0.00027.On December 26, 2012, 11,391,304 common shares at a deemed price of $0.00023.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During each month within the fourth quarter of the fiscal year ended October 31, 2012, neither we nor any “affiliated purchaser,” as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our common stock or other securities.

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

Liquidity & Capital Resources

As of October 31, 2012, our cash balance was $7,151, which is a decrease from our cash balance of $8,449 as of October 31, 2011.  Total current assets decreased to $16,651 (2012) from $34,265 (2011) as we collected accounts receivables and sales tax receivables and expended those funds for operations. Other receivables remained constant at $4,016 for 2012 and 2011. During the fiscal year ended October 31, 2012 we obtained and used a convertible loan totaling $63,000 to pay various operating expenses related to the ongoing management of the Company.   As at October 31, 2012  a total of $54,600 of the convertible loan received during the year had been converted to shares of the Company's common stock, with $8,400 remaining due and payable as at the year end.
Presently, our revenues are not sufficient to meet our operating and capital expenses. Our capital requirements are difficult to plan in light of our current strategy to limit our operations and our products.   However based on our expenditures from prior years and our determination to seek other acquisitions and to review whether we can increase our current business revenues we have estimated that we will require $500,000 over the next twelve months to pay down our existing liabilities and to continue  and grow operations.  Since our inception, we have been dependent on investment capital as an important source of liquidity. Our operations presently are generating negative cash flow, and we do not expect positive cash flow from operations in the near term. We need to secure additional working capital in the short-term in order to sustain our operations and execute our business plan. We have incurred operating losses since inception, and this is likely to continue into the fiscal year ending October 31, 2013. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis should it be required, or generate significant material revenues from operations, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease our operations.

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

Results of Operations

The discussion and financial statements contained herein are for our fiscal year ended October 31, 2012 and October 31, 2011.  The following discussion regarding our financial statements should be read in conjunction with our financial statements included herewith.

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

Comparison of the Fiscal Year Ended October 31, 2012 and October 31, 2011

During the fiscal years ended October 31, 2012 and 2011, we earned gross revenues of $30,029 as compared to $66,001, with gross profit of $30,029 in the current fiscal year as compared to $14,443 for the year ended October 31, 2011.  We experienced a substantial decline in overall sales, however,  our cost of sales was reduced from $51,558 for October 31, 2011  to $Nil for the fiscal year ended October 31, 2012 as we undertook no marketing or sales efforts internally and relied on our licensee to fund all marketing and sales efforts and costs of goods. our revenue stream was limitd to collecting royalty revenues based on a percentage of total product sold by our licensee.

For the fiscal year ended October 31, 2012, our operating expenses decreased substantially to $118,729, from $342,191in the prior year.  This decrease was mainly due to a substantial reduction in consulting fees to $12,146 for the fiscal year ended October 31, 2012 from $65,617 in the fiscal year ended October 31, 2011, as well as a substantial decrease in other administrative expenses from $126,566 (2011) as compared to $60,699 in the current fiscal year (2012).  In addition, we recorded bad debt write offs of $75,346 in fiscal 2011, with no comparable amount in the fiscal year ended October 31, 2012, a write down of obsolete inventory in 2011 totaling $13,408 with no comparative entry if the current fiscal year and professinal fees decreased from $53,577 in the fiscal year ended October 31, 2011 to $41,462 for the fiscal year ended October 31, 2012.  Our overall operational activity substantially decreased during the fiscal year ended October 31, 2012 and we recorded an operating loss totling $88,700 in fiscal 2012 as compared to $327,748 in fiscal 2011.

Other income and expenses reflect a trademark impairment charge of $192,214 in the fiscal year ended October 31, 2011 as compared to a trademark impairment charge of $12,254 for the fiscal year ended October 31, 2012 as the Company evaluated its capitalized trademark costs for recoverability and determined the recoverability of the asset to be impaired. In addition we recorded interest expenses of $72,887 in the current fiscal year, as compared to interest expenses of $20,283 in the fiscal year ended October 31, 2011 as a result of certain loans which were settled by the issuance of shares of common stock at a discount to market price on the date of issue.  Loss on conversion of debt into shares of common stock in fiscal 2011 totaled $230,456 with no comparative entry in fiscal 2012, and we recorded a gain as a result of the change in the fair value of derivative liabilities totaling $300 in fiscal 2012, as compared to a loss from the change in the fair value of derivative liabilities in fiscal 2011.

During the fiscal year ended October 31, 2012 the Company recorded a net loss of $173,541 as compared to a net loss of $773,701 in the prior fiscal year ended October 31, 2011.

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

ITEM 8.              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

DUSSAULT APPAREL INC.

(A Development Stage Company)

REPORT AND FINANCIAL STATEMENTS

October 31, 2012

(Stated in US Dollars)

Page
Audited Financial Statements
Reports of Independent Registered Public Accounting Firms	F-2 and F-3
Balance Sheets	F-4
Statements of Operations	F-5
Statements of Stockholders' Equity	F-6
Statements of Cash Flows	F-7
Notes to Financial Statements	F-8 to F-16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Dussault Apparel, Inc.:

We have audited the accompanying consolidated balance sheet of Dussault Apparel, Inc. (“the Company”) as of October 31, 2012 and the related statement of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of Dussault Apparel, Inc., as of October 31, 2012, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States of America.

The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

/s/ B F Borgers CPA PC

B F Borgers CPA PC
Denver, CO
March 4, 2013

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

/s/John Kinross-Kennedy

John Kinross-Kennedy
Certified Public Accountant
Irvine, California
February 9, 2012

DUSSAULT APPAREL INC.
Balance Sheets

	October 31, 2012	October 31, 2011 (restated)
ASSETS
Current assets
Cash	$7,151	$8,449
Accounts receivable	5,484	16,089
Other receivable	4,016	4,016
Sales tax receivable	-	5,711
Total current assets	16,651	34,265

Property and Equipment, net	-	2,489
Trademark	-	4,786
Damage deposits	-	1,933
Total assets	$16,651	$43,473

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	42,669	77,555
Accounts payable – related party	42,327	-
Sale tax payable	2,670	-
Convertible note liabilities	8,400	-
Derivative liabilities	11,100	-
Total current liabilities	107,166	77,555

Other Liabilities
Loan payable – related party	12,243	12,603
Convertible note liabilities, net	21,533	13,933
Derivative liabilities	42,000	41,000
Total Liabilities	182,942	145,091
Stockholders’ Equity
Common stock - $0.001 par value, authorized 1,050,000, 000 shares; 316,217,207 and 180,954,893 shares issued and outstanding as at October 31, 2012 and October 31, 2011, respectively	316,216	180,954
Additional paid in capital	12,136,933	12,163,327
Accumulated deficit	(12,632,415)	(12,458,874)
Accumulated other comprehensive income	12,975	12,975
Total Stockholders' Deficit	(166,291)	(101,618)
Total Liabilities and Stockholders' Deficit	$16,651	$43,473

The accompanying notes are an integral part of these financial statements

DUSSAULT APPAREL INC.
Statements of Operations and Comprehensive Loss

	Year ended October 31,
	2012	2011 (restated)

Revenue
Products	$-	$66,001
Royalties	30,029	-
Cost of Sales	-	51,558
Gross Profit	30,029	14,443

General and Administrative Expenses
Professional Fees	41,462	53,577
Consulting	12,146	65,617
Advertising	-	2,863
Write down inventory	-	13,408
Bad debts	-	75,346
Depreciation	2,489	4,814
Other Administrative Expenses	60,699	126,566
Uncollectible rent deposit	1,933	-
Total Expenses	118,729	342,191

Operating Loss	(88,700)	(327,748)

Other Income (expense)
Trademark impairment charge	(12,254)	(192,214)
Change in fair value of derivative liabilities	300	(3,000)
Loss on conversion	-	(230,456)
Interest expense	(72,887)	(20,283)

Net Income (Loss)	$(173,541)	$(773,701)

Loss Per Common Share, basic	$(0.00)	$(0.00)

Weighted Average Number of Common Shares	212,795,025	137,187,267

Net Loss	$(173,541)	$(773,701)
Other comprehensive income
Foreign currency translation adjustment	-	6,248
Comprehensive loss	$(173,541)	$(767,453)

The accompanying notes are an integral part of these financial statements

DUSSAULT APPAREL INC.
Statements of Stockholders’ Equity

	Common stock		Additional Paid	Accumulated other	Accumulated	Total
	Number of Shares	Amount	in capital	Comprehensive Income	Deficit

Balances at October 31, 2010	111,990,000	111,990	11,845,352	6,727	(11,685,173)	278,896
November 30, 2010 issued stock for loan conversion at $0.0046 per share	1,739,130	1,739	15,652	-	-	17,391
December 14, 2010 issued stock for trademark at $0.0075 per share	1,413,394	1,414	9,186	-	-	10,600
December 14, 2010 issued stock for services at $0.0097 per share	2,250,000	2,250	19,625	-	-	21,875
January 3, 2011 issued stock for loan conversion at $0.0029 per share	3,448,276	3,448	29,311	-	-	32,759
January 10, 2011 issued stock for loan conversion at $0.0029 per share	1,379,310	1,379	12,414	-	-	13,793
January 31, 2011 issued stock for services at $0.0151 per share	2,000,000	2,000	30,200	-	-	32,200
February 15, 2011 issued stock for loan conversion at $0.0033 per share	3,030,303	3,030	25,152	-	-	28,182
March 14, 2011 issued stock for loan conversion at $0.0023 per share	4,347,826	4,348	10,869	-	-	15,217
April 20, 2011 issued stock for loan conversion at $0.0008 per share	6,250,000	6,250	6,250	-	-	12,500
May 17, 2011 issued stock for loan conversion at $0.0006 per share	5,000,000	5,000	5,000	-	-	10,000
June 13, 2011 issued stock for trademark at $0.001 per share	11,303	11	-	-	-	11
August 15, 2011 issued stock for loan conversion at $0.0007 per share	6,428,571	6,429	4,500	-	-	10,929
September 19, 2011 issued stock for loan conversion at $0.0006 per share	6,666,667	6,667	20,000	-	-	26,667
September 21, 2011 issued stock for loan conversion at $0.0007 per share	7,142,857	7,143	25,714	-	-	32,857
September 26, 2011 issued stock for loan conversion at $0.0006 per share	6,666,667	6,667	34,666	-	-	41,333
October 3, 2011 issued stock for loan conversion at $0.0019 per share	6,842,105	6,842	44,474	-	-	51,316
October 4, 2011 issued stock for loan conversion at $0.0022 per share	2,954,545	2,955	17,727	-	-	20,682
October 6, 2011 issued stock for loan conversion at $0.0033 per share	1,393,939	1,394	5,436	-	-	6,830
Accrued interest expense contributed to additional paid in capital	-	-	1,797	-	-	1,797
Net loss for the year ended October 31, 2011	-	-	-	6,248	(773,701)	(766,753)
Balances at October 31, 2011	180,954,893	180,954	12,163,327	12,975	(12,458,874)	(101,618)
January 17, 2012 issued stock for trade mark, FV 0.0029	2,575,305	2,575	4,893	-	-	7,468
May 11, 2012 issued stock for conversion deemed price $0.00065, FV $0.0011	8,461,538	8,462	4,900	-	-	13,362
May 24, 2012 issued stock for conversion deemed price $0.00037, FV $0.0008	8,108,108	8,108	2,640	-	-	10,748
June 19, 2012 issued stock for conversion deemed price $0.000029, FV $0.0007	9,441,801	9,442	2,540	-	-	11,982
July 2, 2012 issued stock for conversion deemed price $0.000023, FV $0.0004	9,565,217	9,565	1,780	-	-	11,345
July 10, 2012 issued stock for conversion deemed price $0.000023, FV $0.0008	9,782,609	9,783	1,940	-	-	11,723
July 27, 2012 issued stock for conversion deemed price $0.000035, FV $0.0014	9,571,429	9,571	3,000	-	-	12,571
July 31, 2012 issued stock for conversion deemed price $0.000048, FV $0.0017	9,375,000	9,375	4,100	-	-	13,475
August 10, 2012 issued stock for conversion deemed price $0.000052, FV $0.0011	9,807,692	9,808	4,500	-	-	14,308
August 23, 2012 issued stock for conversion deemed price $0.000054, FV $0.0012	9,814,815	9,815	4,600	-	-	14,415
September 5, 2012 issued stock for conversion deemed price $0.000060, FV $0.0011	9,833,333	9,833	5,000	-	-	14,833
September 24, 2012 issued stock for conversion deemed price $0.000046, FV $0.0007	9,782,609	9,783	3,400	-	-	13,183
October 4, 2012 issued stock for conversion deemed price $0.000035, FV $0.0007	9,714,286	9,714	2,400	-	-	12,114
October 11, 2012 issued stock for conversion deemed price $0.000035, FV $0.0008	9,714,286	9,714	3,000	-	-	12,714
October 31, 2012 issued stock for conversion deemed price $0.000035, FV $0.0009	9,714,286	9,714	3,000	-	-	12,714
Loss on conversion of the convertible notes, May 11, 2012 to October 31 2012	-	-	(78,087)	-	-	(78,087)
Net loss for the year ended October 31, 2012	-	-	-	-	(173,541)	(173,541)
Balances at October 31, 2012	316,217,207	$316,216	$12,136,933	$12,975	$(12,632,415)	$(166,291)

The accompanying notes are an integral part of these financial statements.

DUSSAULT APPAREL INC.
Statements of Cash Flows
	Year ended October 31,
	2012	2011
Operating activities:
Net loss	$(173,541)	$(773,701)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for services	-	54,075
Stock issued for intellectual property	7,468	10,611
Stock issued to settle loans payable, including interest expense	-	320,456
Depreciation	2,489	4,063
Change in fair value of derivative liabilities	(300)	3,000
Damage deposit	1,933	-
Amortization on the debt discount	66,800	13,933
Accrued interest on the notes	6,087	-
Write down inventory	-	13,408
Bad debts	-	75,346
Impairment charges - trademark	4,786	192,214
Occupancy fee against loan receivable	-	36,781
Foreign exchange loss related party loan	(360)	-
Change in operating assets and liabilities:
Accounts receivable	10,605	(16,089)
Account payable	1,354	63,583
Inventory	-	28,140
Sales tax payable	2,670	-
Sales tax receivable	5,711	(5,711)
Net cash flows provided by (used in) operating activities	(64,298)	20,109

Investing Activities:
Purchase of trade mark	-	(13,679)
Net cash used in investing activities	-	(13,679)

Financing activities:
Proceeds from related party loan	-	16,132
Repayment of related party loan	-	(3,529)
Repayment of loan payable	-	(50,000)
Proceed from of Loan payable	63,000	-
Net cash provided by (used in) financing activities	63,000	(37,397)

Effect of exchange rates on cash	-	8,583

Net decrease in cash	(1,298)	(22,384)
Cash and equivalents, beginning of period	8,449	30,833
Cash, end of period	$7,151	$8,449

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non cash transactions:
Stock issued for services	$-	$54,075
Stock issued for intellectual property	7,468	10,611
Stock issued to settle loans payable, including interest expense	54,600	320,456
	$62,068	$385,142

The accompanying notes are an integral part of these financial statements.

DUSSAULT APPAREL INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE FISCAL YEAR ENDED OCTOBER 31, 2012

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

Current Business of the Company

The Company moved operations to Vancouver in 2009. In the spring of 2011 its design and head office moved to Los Angeles California where it was designing apparel for its licensing partner, the Company continues to market over the internet a very limited line of apparel. Our Apparel is designed in Los Angeles and samples manufactured by our licensing partner in North America. The Company has transitioned from being a manufacturer–wholesaler toward licensing its trademark to other wholesalers in the primarily in the Canadian market, while promoting its marque. The Company also purchased the trademark of a cosmetics line. Currently no sales, production or sampling of the cosmetic line has occurred or is planned.  The Company is currently reviewing its business and is seeking other acquisitions, as sales have declined year over year.

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

DUSSAULT APPAREL INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE FISCAL YEAR ENDED OCTOBER 31, 2012

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

The following are the major categories of liabilities measured at fair value on a recurring basis as of October 31, 2012 and 2011, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

		2012	2011
Derivative liabilities	Level 3	$53,100	$41,000

DUSSAULT APPAREL INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE FISCAL YEAR ENDED OCTOBER 31, 2012

Note 2 – Summary of Significant Accounting Policies (continued)

Derivative Liabilities

Fair value accounting requires bifurcation of embedded derivative instruments, such as ratchet provisions or conversion features in convertible debt or equity instruments, and measurement of their fair value. In determining the appropriate fair value, the Company uses the Black-Scholes option-pricing model. In assessing the convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt, the Company will continue its evaluation process of these instruments as derivative financial instruments.

Once derivative liabilities are determined, they are adjusted to reflect fair value at the end of each reporting period. Any increase or decrease in the fair value is recorded in results of operations as an adjustment to fair value of derivatives. In addition, the fair value of freestanding derivative instruments such as warrants, are also valued using the Black-Scholes option-pricing model.

Loss Per Common Share

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

Royalty Income

The Company receives royalty income from licensing third parties to use its intellectual property.  Presenlty we  receive a royalty of 50% of the total sales, net of all costs of goods, returns, marketing expenses, shipping costs and fees. During the fiscal year ended October 31, 2012 this is the Company’s sole revenue stream, and includes both in-store and internet sales.  In prior years,  royalty income was shown within other income as the income derived from royalties was not material to revenue in periods prior to the current fiscal year and was considered incidental. However, as a result of a change in our business model at the close of fiscal 2011, royalty income has become the main source of the Company’s recorded revenue. For this reason, the Company considers that the revised income statement presentation, which reflects royalty income as revenue, will provide more reliable and relevant information than the presentation adopted previously. The 2011 income statements for the fiscal year ended October 31, 2011 have been adjusted to reflect the new presentation. During the fiscal year ended October 31, 2011 a total of $33,955 related to royalty income is included in revenue reported. During the current period presentation, all income presented has been derived from royalties or commissions on sales under license agreements.

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

DUSSAULT APPAREL INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE FISCAL YEAR ENDED OCTOBER 31, 2012

Note 2 – Summary of Significant Accounting Policies (continued)

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company as at October 31, 2012 had not established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.

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

Note 3 – Restatement

A prior period adjustment was made to the October 31, 2011 financial statements for an accounting error. An embedded derivative in a convertible note payable had not been identified under ASC 815-40.  The effect of disclosing the derivative liability was recorded as a prior period adjustment to Deficit and to accumulated expense amounts in the current year.   The note payable was also reclassified in the restatement. (ref Note 6 – (a))

Item	As Originally Reported ($)	As Restated ($)	Effect on Earnings ($)	Effect on Net Equity ($)

Balance Sheet
Other liabilities
Loan payable	38,000	-	-	(38,000)
Convertible notes, net	-	13,933	-	13,933
Derivative liabilities	-	41,000	-	41,000

Statement of Operations
Derivative loss	-	(3,000)	(3,000)	(3,000)
Interest expense on amortization	-	(13,933)	(13,933)	(13,933)
			(16,933)	-

Note 4 - Trademarks

On April 9, 2010 the Company entered into an asset acquisition agreement (the “Agreement”) with Open Sundaes Ventures Ltd. (“Open Sundaes”) for the acquisition of certain assets relating to the business of the production and development of beauty and bath products including inventory, intellectual property and business knowhow. In consideration for the acquisition of these assets, the Company paid $43,860 and agreed to issue an aggregate of 9,000,002 shares of its common stock to the shareholders of Open Sundaes and certain creditors. The Agreement was approved by the shareholders of Open Sundaes at a special meeting held on April 22, 2010. As of October 31, 2011, the Company had issued a total of 6,424,697 shares pursuant to the Agreement, 1,424,697 shares to the shareholders of Open Sundaes and 5,000,000 shares to a creditor of Open Sundaes in settlement of certain debt related to Open Sundaes that was agreed to be paid between the parties. The Company recorded the fair value of Trade Mark based on the fair value of shares issued and cash payments, which amount totaled $197,000. On October 31, 2011, in accordance with corporate policies, the Company assessed the Trademark for impairment and determined the book value was no longer recoverable. As a result we have recorded a loss on impairment relating to the Trademark of $192,214, leaving a value of $4,786 on the balance sheets of the Company as at October 31, 2011. On January 17, 2012, the Company issued the remaining 2,575,305 shares pursuant to the Agreement, fully satisfying the terms of the acquisition. As at the date of these financial statements, the Company has issued a total of 9,000,002 shares; 4,000,002 shares to the shareholders of Open Sundaes and 5,000,000 shares to a creditor of Open Sundaes.

DUSSAULT APPAREL INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE FISCAL YEAR ENDED OCTOBER 31, 2012

Note 4 – Trademarks (continued)

The Company capitalized the fair value of the 2,575,305 shares issued on January 17, 2012 in the amount of $7,468. On October 31, 2012, in accordance with corporate policies, the Company assessed the Trademark value for impairment and determined to fully impair the $12,254, including a total of $4,786 on the balance sheet as at October 31, 2011.

Note 5 - Inventory

The Company receives royalty income from licensing third parties to use its intellectual property.   The Company ceased carrying inventory during the fiscal year ended October 31, 2011 and does intend to carry inventory.

Note 6 – Convertible Promissory Note and Derivative Liabilities

(a) Perati Finance Corporation

On April 1, 2010 the Company issued a promissory note to Perati Finance Corporation for $38,000. The note matures in five years and accrues interest at 3%. The loan is convertible to common stock with conversion price is the greater of $0.01 or 50% of the average closing bid prices for the ten trading days immediately preceding the conversion date.

In our evaluation of the financing arrangement, we concluded that the conversion features were not afforded the exemption as a conventional convertible instrument and it did not otherwise meet the conditions set forth in current accounting standards for equity classification. Accordingly, they do not meet the conditions necessary to obtain equity classification and are required to be carried as derivative liabilities.

Since equity classification is not available for the conversion feature, we were required to bifurcate the embedded conversion feature and carry it as a derivative liability, at fair value. Derivative financial instruments are carried initially and subsequently at their fair values.

We estimated the fair value of the compound derivative on the inception dates, and subsequently, using the Black-Scholes Merton valuation technique, adjusted for the effect of dilution, because that technique embodies all of the assumptions (including, volatility, expected terms, and risk free rates) that are necessary to fair value complex compound derivate instruments.

As a result of the application of ASC No. 815 in fiscal years ended October 31, 2012 and 2011, the fair value of the conversion feature is summarized as follow:

Derivative liabilities, October 31, 2010	$-
Fair value at the commitment date for $38,000 convertible notes	38,000
Fair value, mark to market adjustment	3,000
Derivative liabilities, October 31, 2011	41,000

Fair value mark to market adjustment	1,000
Derivative liabilities, October 31, 2012	$42,000

The Company recorded the debt discount to the extent of the gross proceeds raised, and recorded the derivative expense immediately the remaining value of the gross proceeds as it exceeded the derivative liabilities. The Company recorded a derivative expense of $1,000 and $3,000 for 2012 and 2011 respectively.

DUSSAULT APPAREL INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE FISCAL YEAR ENDED OCTOBER 31, 2012

Note 6 – Convertible Promissory Note and Derivative Liabilities (continued)

(a)	Perati Finance Corporation (continued)

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of October 31, 2012 and October 31, 2011:

	Commitment Date	Re-measurement October 31, 2011	Re-measurement October 31, 2012
Expected dividends	0%	0%	0%
Expected volatility	293.92%	280.60%	317.54%
Expect term	5 years	4 years	3 years
Risk free interest rate	2.35%	0.41%	0.38%

Amortization of the $38,000 discount over the fiscal year ended October 31, 2012 and October 31, 2011 are $7,600 and $13,933, respectively, which amount has been recorded as interest expense and is reflected on the Company's balance sheet as Convertible Note Liabilities, Net.  The unamortized discount of $16,467 will be expensed in  future fiscal years.

As of October 31, 2012, accrued interest on the note totaled $1,143, which is reflected in accounts payable and accrued liabilities.

(b)	Asher Enterprises Inc.

On November 10, 2011, Asher Enterprises Inc. funded a promissory note executed by the Company on October 25, 2011 in the total amount of $63,000. The note matured July 27, 2012 and accrues interest at 8% or alternately 22% in the event of default. The loan is convertible to common stock at a conversion price of 58% of the market price.

In our evaluation of the financing arrangement, we concluded that the conversion features were not afforded the exemption as a conventional convertible instrument and it did not otherwise meet the conditions set forth in current accounting standards for equity classification. Accordingly, they do not meet the conditions necessary to obtain equity classification and are required to be carried as derivative liabilities.

Since equity classification is not available for the conversion feature, we were required to bifurcate the embedded conversion feature and carry it as a derivative liability, at fair value. Derivative financial instruments are carried initially and subsequently at their fair values.

We estimated the fair value of the compound derivative on the inception dates, and subsequently, using the Black-Scholes Merton valuation technique, adjusted for the effect of dilution, because that technique embodies all of the assumptions (including, volatility, expected terms, and risk free rates) that are necessary to fair value complex compound derivate instruments.

During the year ended October 31, 2012, the Company converted debt totaling $54,600 into 132,687,009 shares of common stock resulting in a loss on conversion of $78,087, leaving $8,400 of convertible notes matured with conversion.

As a result of the application of ASC No. 815, the fair value of the conversion feature is summarized as follow:

Derivative liabilities, October 31, 2011	$-
Fair value at the commitment date for $63,000 convertible notes	59,200
Fair value mark to market adjustment	(1,300)
Reclassification to additional paid in capital for financial instruments that ceased to be a derivative liability	(46,800)
Derivative liabilities, October 31, 2012	$11,100

DUSSAULT APPAREL INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE FISCAL YEAR ENDED OCTOBER 31, 2012

Note 6 – Convertible Promissory Note and Derivative Liabilities (continued)

(b)	Asher Enterprises Inc. (continued)

The Company recorded the debt discount to the extent of the gross proceeds raised, and recorded the derivative income immediately the remaining value of the gross proceeds as it exceeded the derivative liabilities. The Company recorded a derivative income of $1,300 and $nil for 2012 and 2011 respectively.

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of October 31, 2012:

	Commitment Date	Re-measurement Date October 31, 2012
Expected dividends	0%	0%
Expected volatility	316.16%	317,54% ~ 365.33%
Expect term	0.22 years	0.01 ~ 0.21 years
Risk free interest rate	0.09%	0.09%

Amortization of the discount over the fiscal year ended October 31, 2012 totaled $59,200, which amount has been recorded as interest expense.

As of October 31, 2012, accrued interest on the note totaled $4,944,which is reflected in accounts payable and accrued liabilities.

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

On July 31, 2012, $4,500 of the remaining balance of a Convertible Promissory note entered into on October 25, 2011 was retired by the issuance of 9,375,000 common shares at a deemed price of $0.00048.

DUSSAULT APPAREL INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE FISCAL YEAR ENDED OCTOBER 31, 2012

Note 7 – Common Stock (continued)

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

On September 5, 2012, $5,900 of the remaining balance of a Convertible Promissory note entered into on October 25, 2011 was retired by the issuance of 9,833,333 common shares at a deemed price of $0.00060.

On September 24, 2012, $4,500 of the remaining balance of a Convertible Promissory note entered into on October 25, 2011 was retired by the issuance of 9,782,609 common shares at a deemed price of $0.00046.

On October 4, 2012, $3,400 of the remaining balance of a Convertible Promissory note entered into on October 25, 2011 was retired by the issuance of 9,714,286 common shares at a deemed price of $0.00035.

On October 11, 2012, $3,400 of the remaining balance of a Convertible Promissory note entered into on October 25, 2011 was retired by the issuance of 9,714,286 common shares at a deemed price of $0.00035.

On October 31, 2012, $3,400 of the remaining balance of a Convertible Promissory note entered into on October 25, 2011 was retired by the issuance of 9,714,286 common shares at a deemed price of $0.00035.

As at October 31, 2012 there were a total of 316,217,207 shares issued and outstanding.

Note 8 – Related Party Transactions

On October 4, 2012, the Board of Directors received the resignation of Mr. Jason Dussault as Chief Executive Officer, President, Secretary and Treasurer of Dussault Apparel Inc. (the “Corporation”).

As of October 31, 2011, the former President of the Company, Jason Dussault advanced funds in the amount of $12,603 (CAD$12,500) to the Company for working capital. During the fiscal year ended October 31, 2012, the Company did not make any cash payments to Jason Dussault, leaving $12,243 (CAD$12,500) on the balance sheet as loan payable – related parties.The amounts are unsecured, non-interest bearing and due on demand.

On June 1, 2012 the Company entered into a month to month consulting agreement with Rodhan Management and Consulting Services (“Rodhan”) for the provision of administrative, consulting and website maintenance services.  The agreement provides for services to be charged based on work performed during each month at an hourly rate. Mr. Robert Mintak, the Company's Chief Financial Officer and Chief Operating Officer, also provides consulting services to Rodhan and acts as their Chief Financial Officer. During the period ended October 31, 2012, Rodhan Management invoiced totaling amount of $ 17,175 (CAD$17,360) plus applicable taxes for the services rendered. The Company made cash payments in the amount of $13,962 (CAD$14,080), leaving $3,213 (CAD$3,280) on the balance sheet as accounts payable – related parties.

On July 11, 2012, Ms. Natalie Bannister was appointed as a Director of Dussault Apparel Inc. (the “Corporation”).On October 4, 2012, , with the resignation of Mr. Jason Dussault as an officer and director of the Company, Ms. Bannister  consented to act as Chief Executive Officer, President, Secretary and Treasurer in addition to her role as a director.

During the fiscal year Ms. Bannister charged the Company $7,500 for consulting fees which amount is included in the account payable – related parties and remains outstanding as at October 31, 2012.

DUSSAULT APPAREL INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE FISCAL YEAR ENDED OCTOBER 31, 2012

Note 9 – Subsequent Events

On November 12, 2012, $4,900 of the remaining balance of a Convertible Promissory note entered into on October 25, 2011 was retired by the issuance of 13,243,243 common shares at a deemed price of $0.00037.

On November 30, 2012, $3,400 of the remaining balance of a Convertible Promissory note entered into on October 25, 2011 was retired by the issuance of 12,592,593 common shares at a deemed price of $0.00027.

On December 26, 2012, $100 of the remaining balance of a Convertible Promissory note entered into on October 25, 2011 with accrued interest of $2,520 was retired by the issuance of 11,391,304 common shares at a deemed price of $0.00023.

On December 31, 2012, the Board of Directors received the resignation of Mr. Robert Mintak as Chief Financial Officer of the Company, making Ms. Bannister the sole officer and director of the Company.

Subsequent to the fiscal year end, the Company and the licensee of its trademarks and intellectual property renegotiated the royalty agreement so that effective August 1, 2012 the Company would receive a 4% royalty based on top line gross sales as opposed to a royalty of 50% of the total sales, net of all costs of goods, returns, marketing expenses, shipping costs and fees.

ITEM 9.              CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In the fiscal years ended October 31, 2012 and 2011, there have been no changes in the Company’s accounting policies, nor have there been any disagreements with our accountants.

ITEM 9A.           CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e).  Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of October 31, 2012, because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of October 31, 2012.  In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on its assessment, management concluded that, as of October 31, 2012, our internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of October 31, 2012:

1)
Lack of an independent audit committee or audit committee financial expert, and no independent directors.  We do not have any members of the Board who are independent directors and we do not have an audit committee.  These factors may be counter to corporate governance practices as defined by the various stock exchanges and may lead to less supervision over management;

2)
Inadequate staffing and supervision within our bookkeeping operations.  We have one consultant involved in bookkeeping functions, who provides two staff members.  The relatively small number of people who are responsible for bookkeeping functions and the fact that they are from the same firm of consultants prevents us from segregating duties within our internal control system.  The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. This may result in a failure to detect errors in spreadsheets, calculations or assumptions used to compile the financial statements and related disclosures as filed with the SEC;

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

4)	Insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements;

5)	Ineffective controls over period end financial disclosure and reporting processes.

Management's Remediation Initiatives

As of October 31, 2012, management assessed the effectiveness of our internal control over financial reporting.  Based on that evaluation, it was concluded that during the period covered by this report, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting.  However, management believes these weaknesses did not have an effect on our financial results.  During the course of their evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses.  We will not be able to do so until, if ever, we acquire sufficient financing and staff to do so.  We will implement further controls as circumstances, cash flow, and working capital permits.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the period ended October 31, 2012, fairly presents our financial position, results of operations, and cash flows for the periods covered, as identified, in all material respects.

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

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to  the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

During the period covered by this report, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.              Other Information

None.

PART III

ITEM 10.            DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officer and Directors

The following individuals serve as the directors and executive officers of our Company as of the date of this annual report.

Name	Position Held with Our Company	Age	Date First Elected or Appointed
Natalie Bannister	Chief Executive Officer, President, Treasurer, Chief Financial Officer, Secretary and Director	37	July 11, 2012

Our Board of Directors consists of only one class. All of the directors will serve until the next annual meeting of stockholders; until their successors are elected and qualified; or until their earlier death, retirement, resignation or removal. There are no family relationships among directors and executive officers. There are no arrangements or understandings between any director or executive officer and any other person(s) pursuant to which a director or executive officer was selected. Our executive officers are elected by our Board of Directors and hold office until their death, resignation or removal from office

Our Board of Directors believes that the Board and our executive officer possessesa range of talent, skill, and experience sufficient to provide sound and prudent guidance with respect to our operations and interests. The information below with respect to our sole director and officer includes the individual’s experience, qualifications, attributes, and skills that led our Board of Directors to the conclusion that he or she should serve as a director and/or executive officer.

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

Natalie Bannister, Chief Executive Officer, President, Chief Financial Officer, Treasurer, Secretary and Director

Ms. Bannister was appointed a director of the Company on July 11, 2012 and on October 4, 2012, she was appointed Chief Executive Officer, President, Treasurer, and Secretary.   On December 31, 2012 , she was appointed Chief Financial Officer and is currently the Company’s sole officer and director.  Ms. Bannister has a long history in the brokerage and financial advisory business, having held a number of positions in the industry. Ms. Bannister is currently the owner and President of Natalie Bannister Consulting, having formed the company in October, 1997. Natalie Bannister Consulting is a firm offering services related to the public reporting markets, including a full range of domestic and international Investor Relations and Public Relations services, merger and acquisition consulting and she also provides reference services to securities counsel and accountants for clients in the OTC markets.

From February 2009 to August 2009, she was employed at Wachovia Securities – Wells Fargo Advisors as an International Accounts Review Analyst, Latin America Risk and Control where her responsibilities were to review and approve new accounts for the Latin American Anti-Money Laundering Group, address risk management and suitability concerns for option and margin account requests., and regulatory, compliance, and operational reviews of new international account forms and daily orders.

From January 2007 to March 2008, she was the branch manager, Raymond James Financial Services, Farmington, Missouri, where she was responsible for the review and approval of new accounts, the review of daily trading activity, and review the receipt of funds or securities, as well as addressing risk management, concentration and client-related suitability issues in a timely manner, the respondent to home office inquiries on behalf of branch office, participation in compliance examinations and interviews and the preparation of monthly compliance reports.

She has also previously held positions with Lincoln Financial Advisors, Stifel, Nicolaus& Company and National Capital LLC.

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

Based on a review of Forms 3, 4, and 5 and amendments thereto furnished to the registrant during its most recent fiscal year ending October 31, 2012, there were no late filings.

ITEM 11.            EXECUTIVE COMPENSATION.

The particulars of the compensation paid to the following persons:

•	our principal executive officer;
•	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended October 31, 2012 and 2011; and
•
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended October 31, 2012.

who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensati on ($)	Total ($)
Natalie Bannister(1) Chief Executive Officer, President, Treasurer, Secretary and director	2012	7,500	Nil	Nil	Nil	Nil	Nil	Nil	7,500
Jason Dussault(2) Chief Executive Officer, President,Treasurer,Secretaryanddirector	2011 2011	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Robert Mintak Chief Operating Officer and Chief Financial Officer	2011 2010	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
(1)Ms. Bannister was appointed to the Board of Directors on July 11, 2012 and to the officer positions on October 4, 2012(1)Mr. Dussault resigned all officer positions and as a director on October 4, 2012

Outstanding Equity Awards at Fiscal Year-End

None

Option Grants and Exercises

We do not currently have any stock option plans.  There were no other option grants during fiscal 2012 or 2011.

Employment Agreements

We have not entered into employment agreements with our directors and officers.   We have a verbal  agreement with Ms. Bannister for the provision of management services payable at $2,500 per month.

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

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

Based on 353,444,347 shares of common stock issued and outstanding as of February 8, 2013, there were no beneficial owners holding more than 5% of the outstanding common stock, taking into account beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable 5% stockholders have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

Security Ownership of Management

The following table shows, as of February 8,2013, the shares of the Company’s common stock beneficially owned by each director (including each nominee), by each of the executive officers and by all directors and executive officers as a group. Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable officers and directors have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Common Stock	Natalie Bannister	-0-	0%
	All Officers and Directors as a Group	-0-	0%

(1)Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to securities. All shares of common stock subject to options or warrants exercisable within 60 days of February 8, 2013 are deemed to be outstanding and beneficially owned by the persons holding those options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person. They are not, however, deemed to be outstanding beneficially owned for the purpose of computing the percentage ownership of any other person. Subject to the paragraph above, the percentage ownership of outstanding shares is based on 353,444,347shares of common stock outstanding as of February 8, 2013.

Changes in Control

There are no existing arrangements that may result in a change in control of our company.

Securities authorized for issuance under equity compensation plans.

None

ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

On October 4, 2012, the Board of Directors received the resignation of Mr. Jason Dussault as Chief Executive Officer, President, Secretary and Treasurer of Dussault Apparel Inc. (the “Corporation”).

As of October 31, 2011, the former President of the Company, Jason Dussault advanced funds in the amount of $12,603 (CAD$12,500) to the Company for working capital. During the fiscal year ended October 31, 2012, the Company did not make any cash payments to Jason Dussault, leaving $12,243 (CAD$12,500) on the balance sheet as loan payable – related parties.The amounts are unsecured, non-interest bearing and due on demand.

On June 1, 2012 the Company entered into a month to month consulting agreement with Rodhan Management and Consulting Services (“Rodhan”) for the provision of administrative, consulting and website maintenance services.  The agreement provides for services to be charged based on work performed during each month at an hourly rate. Mr. Robert Mintak, the Company's Chief Financial Officer and Chief Operating Officer, also provides consulting services to Rodhan and acts as their Chief Financial Officer. During the period ended October 31, 2012, Rodhan Management invoiced totaling amount of $ 17,175 (CAD$17,360) plus applicable taxes for the services rendered. The Company made cash payments in the amount of $13,962 (CAD$14,080), leaving $3,213 (CAD$3,280) on the balance sheet as accounts payable – related parties.

On July 11, 2012, Ms. Natalie Bannister was appointed as a Director of the Company.On October 4, 2012, with the resignation of Mr. Dussault, Ms. Bannister as the sole remaining director consented to act as Chief Executive Officer, President, Secretary and Treasurer in addition to her role as a director until such time as a replacement for the respective officer positions can be found.

During the fiscal year Ms. Bannister charged the Company $7,500 for consulting fees which amount is included in the account payable – related parties and remains outstanding as at October 31, 2012.

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

ITEM 14.            PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended October 31, 2012 and for the fiscal year ended October 31, 2011 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	October 31, 2012 $	October 31, 2011 $
Audit Fees	7,000	6,000
Audit Related Fees	1,500	7,000
Tax Fees	2,098	-
All Other Fees	-	-
Total	11,598	13,000

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

PART IV

ITEM 15.            EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits:
NO.	IDENTIFICATION OF EXHIBIT
3.1	Articles of Incorporation	Incorporated by reference from our Registration Statement on Form SB-2 filed on January 11, 2007.
3.2	Bylaws	Incorporated by reference from our Registration Statement on Form SB-2 filed on January 11, 2007.
3.3	Articles of Merger	Incorporated by reference from our Form 8-K filed on June 16, 2007.
3.4	Certificate of Change	Incorporated by reference from our Form 8-K filed on June 16, 2007
10.1	Distribution Agreement dated November 10, 2009, between our company and EHM Holdings.	Incorporated by reference from our Quarterly Report on Form 10-Q filed on March 22, 2010.
10.2	Merchandising License Agreement dated October 31, 2009, between our company and USPA Accessories, LLC.	Incorporated by reference from our Quarterly Report on Form 10-Q filed on March 22, 2010.
23.1	Consent of Independent Registered Public Accountant	Filed herewith
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

Financial Statements.

The following financial statements are included in this report:

Page

Audited Financial Statements	F-1

Reports of Independent Registered Public Accounting Firms	F-2 and F-3

Balance Sheets	F-4

Statements of Operations	F-5

Statements of Changes in Stockholders’ Equity	F-6

Statements of Cash Flows	F-7

Notes to Audited Financial Statements	F-8 to F-16

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUSSAULT APPAREL INC.

Date:	March 6, 2013	By:	/s/ Natalie Bannister
		Name:	Natalie Bannister
		Title:	Chief Executive Officer and President (Principal Executive Officer) Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 6, 2013	By:	/s/ Natalie Bannister
		Name:	Natalie Bannister
		Title:	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)