Form 10-Q
period 2013-01-31
Dussault Apparel Inc.
filed 2013-03-25
CIK 1383756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

353,444,347 shares of common stock issued and outstanding as of March 15, 2013
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

DUSSAULT APPAREL INC.

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month period ended January 31, 2013, are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2013.  For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2012.

DUSSAULT APPAREL INC.
Balance Sheets

	January 31, 2013 (Unaudited)	October 31, 2012 (Audited)
ASSETS
Current assets
Cash	$6,380	$7,151
Accounts receivable	5,222	5,484
Other receivable	4,016	4,016
Total current assets	15,618	16,651

Total assets	$15,618	$16,651

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$83,342	$42,669
Accounts payable – related parties	12,000	42,327
Sales tax payable	3,338	2,670
Demand loan	4,975	-
Convertible note liabilities	-	8,400
Derivative liabilities	-	11,100
Total current liabilities	103,655	107,166

Other Liabilities
Loan payable – related party	12,474	12,243
Convertible note liabilities, net	31,833	21,533
Derivative liabilities	42,900	42,000
Total Liabilities	190,862	182,942

Shareholders’ Equity
Common stock - $0.001 par value, authorized 1,050,000, 000 shares; 353,444,347 and 316,217,207 shares issued and outstanding as at January 31, 2013 and October 31, 2012, respectively	353,444	316,216
Additional paid in capital	12,123,025	12,136,933
Accumulated deficit	(12,664,688)	(12,632,415)
Accumulated other comprehensive income	12,975	12,975
Total Shareholders' Deficit	(175,244)	(166,291)
Total Liabilities and Shareholders' Deficit	$15,618	$16,651

The accompanying notes are an integral part of these financial statements

DUSSAULT APPAREL INC.
Statements of Operations and Comprehensive Loss
	Three Months ended January 31,
	2013	2012 (restated)
Revenue	$1,796	$18,644
Gross Profit	1,796	18,644

General and Administrative Expenses
Professional Fees	10,600	22,842
Consulting	8,794	2,430
Depreciation	-	805
Other Administrative Expenses	4,301	19,532
Total Expenses	23,695	45,609

Operating Income (Loss)	(21,899)	(26,965)

Other Income (expense)
Change in fair value of derivative liabilities	325	(700)
Trademark impairment charge	-	(7,468)
Interest expense	(10,699)	(17,830)

Net Income (Loss)	$(32,273)	$(52,963)

Loss Per Common Share, basic	$(0.00)	$(0.00)

Weighted Average Number of Common Shares	340,676,850	181,346,787

The accompanying notes are an integral part of these financial statements

DUSSAULT APPAREL INC.
Statements of Cash Flows

	For the three months ended January 31,
	2013	2012 (restated)
Cash flows from operating activities:
Net (loss)	$(32,273)	$(52,963)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	-	805
Change in fair value of derivative liabilities	(325)	900
Accrued interest contributed to additional paid in capital	2,624	-
Accrued interest on the notes	399	1,430
Amortization on the debt discount	10,300	16,400
Impairment on trademark	-	7,468
Change in operating assets and liabilities:
Accounts receivable	262	3,856
Account payable	12,367	(25,312)
Sale tax receivable	668	722
Net cash flows used by operating activities	(5,978)	(46,894)

Cash From Investing Activities:
Net cash (used by) investing activities	-	-

Cash flows from financing activities:
Proceeds from demand loan	4,975	-
Loan payable	-	63,000
Net cash flows from financing activities	4,975	63,000

Effect of exchange rates on cash	232	(279)

Net increase (decrease) in cash	771	15,827
Cash and equivalents, beginning of period	7,151	5,449
Cash, end of period	$6,380	24,276

Supplemental cash flow disclosures:
Cash paid for interest	$-	-
Cash paid for income taxes	$-	-

Non cash transactions:
Purchase trademark by issuance of common stock	$-	$7,468
Stock issued to settle convertible notes, including interest expense	10,820	-
	$10,820	$7,468

The accompanying notes are an integral part of these financial statements

DUSSAULT APPAREL INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2013
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

Organization

The financial statements presented are those of Dussault Apparel Inc. (the “Company”). The Company was incorporated under the laws of the State of Nevada on August 1, 2006 as Release Your Lease Inc. Business operations had not commenced when in May, 2007, control of the company changed hands. Jason Dussault bought 1,500,000 common shares of the majority shareholder and assumed the offices of President, CEO, CFO, Secretary and Treasurer, and a Director.

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

Current Business of the Company

The Company moved operations to Vancouver in 2009. In the spring of 2011 its design and head office moved to Los Angeles California where it was designing apparel for its licensing partner, the Company continues to market over the internet a very limited line of apparel. Our samples are manufactured by our licensing partner in North America. The Company has transitioned from being a manufacturer–wholesaler to licensing of its trademark to other wholesalers in the primarily in the Canadian market, while promoting its marque. The Company also purchased the trademark of a cosmetics line. Currently no sales, production or sampling of the cosmetic line has occurred or is planned.  The Company recently renegotiated its licensing agreement and is receiving royalty income only for its designs with one current manufacturer.  The Company is currently reviewing its business and is seeking other acquisitions, as sales have declined year over year.

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

DUSSAULT APPAREL INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2013
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

The following are the major categories of liabilities measured at fair value on a recurring basis as of January 31, 2013 and October 31, 2012, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

		January 31, 2013	October1, 2012
Derivative liabilities	Level 3	$42,900	$53,100

DUSSAULT APPAREL INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2013
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

Royalty Income

The Company receives royalty income from licensing third parties to use its intellectual property.  Previously we received a royalty of 50% of the total sales, net of all costs of goods, returns, marketing expenses, shipping costs and fees. Subsequent to the fiscal year end October 31, 2013, the Company and the licensee of its trademarks and intellectual property renegotiated the royalty agreement so that retroactive to August 1, 2012 the Company would receive a 4% royalty based on top line gross sales as opposed to a royalty of 50% of the total sales, net of all costs of goods, returns, marketing expenses, shipping costs and fees.

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

DUSSAULT APPAREL INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2013
(Unaudited – prepared by Management)

Note 2 – Summary of Significant Accounting Policies (continued)

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company as at January 31, 2013 had not established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.

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

Note 3 – Restatement

A prior period adjustment was made to the January 31, 2012 financial statements for an accounting error. An embedded derivative in a convertible note payable had not been identified under ASC 815-40.  The effect of disclosing the derivative liability was recorded as a prior period adjustment to Deficit and to accumulated expense amounts in the current year.   The note payable was also reclassified in the restatement. (ref Note 6 – (a))
Item	As Originally Reported ($)	As Restated ($)	Effect on Earnings ($)	Effect on Net Equity ($)
Statement of Operations
Derivative loss	-	(700)	(700)	(700)
Interest expense on amortization	-	(1,900)	(1,900)	(1,900)
			(2,600)	(2,600)

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

DUSSAULT APPAREL INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2013
(Unaudited – prepared by Management)

Note 4 – Trademarks (continued)

The Company capitalized the fair value of the 2,575,305 shares issued on January 17, 2012 in the amount of $7,468. On October 31, 2012, in accordance with corporate policies, the Company assessed the Trademark value for impairment and determined to fully impair the $12,254, including a total of $4,786 on the balance sheet as at October 31, 2011.

Note 5 – Convertible Promissory Note and Derivative Liabilities

(a)Perati Finance Corporation

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

As a result of the application of ASC No. 815 in period ended January 31, 2013and October 31, 2012, the fair value of the conversion feature is summarized as follow:

Derivative liabilities, October 31, 2012	$42,000
Fair value mark to market adjustment	900
Derivative liabilities, January 31, 2013	$42,900

The Company recorded the debt discount to the extent of the gross proceeds raised, and recorded the derivative expense immediately the remaining value of the gross proceeds as it exceeded the derivative liabilities. The Company recorded a derivative expense of $900 during the three month period ended January 31, 2013.

DUSSAULT APPAREL INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2013
(Unaudited – prepared by Management)

Note 5 – Convertible Promissory Note and Derivative Liabilities (continued)

(a)	Perati Finance Corporation (continued)

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of October 31, 2012 and January 31, 2013:

	Commitment Date	Re-measurement October 31, 2012	Re-measurement January 31, 2013
Expected dividends	0%	0%	0%
Expected volatility	293.92%	317.54%	354.58%
Expect term	5 years	3 years	2.75 years
Risk free interest rate	2.35%	0.38%	0.42%

Amortization of the $38,000 discount over the three month  period ended January 31, 2013 was $1,900 (2012- $1,900), which amount has been recorded as interest expense and is reflected on the Company's balance sheet as Convertible Note Liabilities, Net.  The unamortized discount of $14,567 will be expensed in future periods.

During the three month period ended January 31, 2013, the Company accrued interest expenses of  $287.

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

During the year ended October 31, 2012, the Company converted debt totaling $54,600 into 132,687,009 shares of common stock resulting in a loss on conversion of $78, 087, which recorded as additional paid in capital, leaving $8,400 of convertible notes matured with conversion.

During the period ended December 26, 2012, the Company converted $8,400 of convertible notes with $2,520 accrued unpaid interest into 37,227,140 shares of common stock resulting in a loss on conversion of $12,500, which recorded as additional paid in capital, and $2,624 of balance of  unpaid accrued interest contributed to additional paid in capital.

DUSSAULT APPAREL INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2013
(Unaudited – prepared by Management)

Note 5 – Convertible Promissory Note and Derivative Liabilities (continued)

(b)  Asher Enterprises Inc. (continued)

As a result of the application of ASC No. 815, the fair value of the conversion feature is summarized as follow:

Derivative liabilities, October 31, 2012	$11,100
Fair value market to market adjustment	(1,225)
Reclassification to additional paid in capital for financial instruments that ceased to be a derivative liability	(9,875)
Derivative liabilities, January 31, 2013	$-

Note 6 – Demand Loan

During the three month period ended January 31, 2013, the Company received funds in the amount of $4,975 from a third party lender. The amount is unsecured, bears interest at 10% per annum, and is due on demand.

Note 7 – Common Stock

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

As at January 31, 2013, there were a total of 353,444,347 shares issued and outstanding.

Note 8 – Related Party Transactions

On June 1, 2012 the Company entered into a month to month consulting agreement with Rodhan Management and Consulting Services (“Rodhan”) for the provision of administrative, consulting and website maintenance services.  The agreement provided for services to be charged based on work performed during each month at an hourly rate. Mr. Robert Mintak, the Company's prior Chief Financial Officer and Chief Operating Officer, also provides consulting services to Rodhan and acts as their Chief Financial Officer. On December 31, 2012, the Board of Directors received the resignation of Mr. Robert Mintak as Chief Financial Officer and Chief Operating Officer of the Company. During the period ended December 31, 2012, Rodhan Management invoiced $ 3,413 (CAD$3, 154) plus applicable taxes for services rendered. The Company did not make any cash payments, leaving $6,626 (CAD$6,640) (October 31 2012 - $3,213) on the balance sheet as accounts payable.

DUSSAULT APPAREL INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2013
(Unaudited – prepared by Management)

Note 8 – Related Party Transactions (continued)

On July 11, 2012, Ms. Natalie Bannister was appointed as a Director of Dussault Apparel Inc. (the “Corporation”).On October 4, 2012, with the resignation of Mr. Jason Dussault as an officer and director of the Company, Ms. Bannister consented to act as Chief Executive Officer, President, Secretary and Treasurer in addition to her role as a director.

During the three month period ended January 31, 2013 Ms. Bannister charged the Company $7,500 for consulting fees. The Company made cash payments in the amount of $3,000 against  outstanding fees due to Ms. Bannister as at October 31, 2012, leaving a balance owing of $12,000 (October 31, 2012 - $7,500) which is  reflected on the balance sheets as accounts payable – related party.

Note 9 – Subsequent Events

Subsequent to the three month period ended January 31, 2013, the Company and the licensee of its trademarks and intellectual property renegotiated the royalty agreement so that effective August 1, 2012 the Company would receive a 4% royalty based on top line gross sales as opposed to a royalty of 50% of the total sales, net of all costs of goods, returns, marketing expenses, shipping costs and fees.

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

The management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").  The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended October 31, 2012, together with notes thereto.

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

Liquidity & Capital Resources

As of January 31, 2013, our cash balance was $6,380, which is a small decrease from our cash balance of $7,151 as of October 31, 2012. We have a small decrease in accounts receivable to $5,222 as at January 31, 2013 as compared to $5,484 in October 31, 2012, other receivables of $4,016 as at January 31, 2013 remain unchanged from October 31, 2012. During the period ended January 31, 2013,  the remaining  balance of $8,400 due and payable under a convertible loan with Asher was converted to shares of the Company's common stock, reducing the amounts due under convertible loans payable and retiring in full the Asher convertible loans.

Presently, our revenues are not sufficient to meet our operating and capital expenses. Our capital requirements are difficult to plan in light of our current strategy to limit our operations and our products. However based on our expenditures from prior years we have estimated that we will require $400,000 over the next twelve months to pay down our existing liabilities and to source other potential business opportunities while continuing with our existing operations. Since our inception, we have been dependent on investment capital as an important source of liquidity. Our operations presently are generating negative cash flow, and we do not expect positive cash flow from operations in the near term. We need to secure additional working capital in the short-term in order to sustain our operations. We have incurred operating losses since inception, and this is likely to continue into the fiscal year ending October 31, 2013. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis should it be required, or generate significant material revenues from operations, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease our operations.

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

Results of Operations

The discussion and financial statements contained herein are for the three month periods ended January 31, 2013 and January 31, 2012. The following discussion regarding our financial statements should be read in conjunction with our financial statements for our fiscal year ended October 31, 2012 as filed with the Securities and Exchange Commission on February 14, 2012.

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

Comparison of the Three MonthPeriods Ended January 31, 2013 and 2012

During the three month periods ended January 31, 2013 and 2012 respectively, we earned gross revenues and gross profits of $1,796 as compared to $18,644.   Sales of our products decreased substantially period over period due to no new designs being launched in the period.

For the three months ended January 31, 2013, our general and administrative expenses decreased substantially to $23,695, from $45,609 for January 31, 2012. This decrease was mainly due to a substantial reduction in professional fees from $22,842 for the three months ended January 31, 2012 to $10,600 for the three months ended January 31, 2013 as our overall operational activity was substantially decreased.  Other administrative expenses decreased to $4,301 for the three months ended January 31, 2013 as compared to $19,532 for the three months ended January 31, 2012, again due to a slow down in operational activities.

Interest expenses for the three months ended January 31, 2013 decreased to $10,699 from $17,830 for the three months ended January 31, 2012 as loans were converted thus resulting in a decrease in interest.  In addition, we recorded atrademark impairment charge of $7,468 for the three months ended January 31, 2012, with no comparable impairment for the three months ended January 31, 2013.

During the three month period ended January 31, 2013, the Company recorded a net loss of $32,273 as compared to a net loss of $52,963 for the three month period ended January 31, 2012, again due to a reduction in operational costs.

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

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e).  Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of January 31, 2013, because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of January 31, 2013.  In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on its assessment, management concluded that, as of January 31, 2013, our internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of January 31, 2013:

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

Changes in Internal Control over Financial Reporting

As of January 31, 2013, management assessed the effectiveness of our internal control over financial reporting.  Based on that evaluation, it was concluded that during the quarter ended and to date, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting.  However, management believes these weaknesses did not have an effect on our financial results.  During the course of their evaluation, management did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses.  We will not be able to do so until, if ever, we acquire sufficient financing and staff to do so.  We will implement further controls as circumstances, cash flow, and working capital permits.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the period ended January 31, 2013, fairly present our financial position, results of operations, and cash flows for the periods covered, as identified, in all material respects.

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

During the quarter ended January 31, 2013, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Subsequent to the three month period ended January 31, 2013, the Company and the licensee of its trademarks and intellectual property renegotiated the royalty agreement so that effective August 1, 2012 the Company would receive a 4% royalty based on top line gross sales as opposed to a royalty of 50% of the total sales, net of all costs of goods, returns, marketing expenses, shipping costs and fees.

ITEM 6.  EXHIBITS

NO.	IDENTIFICATION OF EXHIBIT
3.1	Articles of Incorporation	Incorporated by reference from our Registration Statement on Form SB-2 filed on January 11, 2007.
3.2	Bylaws	Incorporated by reference from our Registration Statement on Form SB-2 filed on January 11, 2007.
3.3	Articles of Merger	Incorporated by reference from our Form 8-K filed on June 16, 2007.
3.4	Certificate of Change	Incorporated by reference from our Form 8-K filed on June 16, 2007
10.1	Distribution Agreement dated November 10, 2009, between our company and EHM Holdings.	Incorporated by reference from our Quarterly Report on Form 10-Q filed on March 22, 2010.
10.2	Merchandising License Agreement dated October 31, 2009, between our company and USPA Accessories, LLC.	Incorporated by reference from our Quarterly Report on Form 10-Q filed on March 22, 2010.
10.3	Distribution Agreement between the Company and JX Apparel Ltd.	Filed herewith
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUSSAULT APPAREL INC.

Date:	March 25, 2013	By:	/s/ Natalie Bannister
		Name:	Natalie Bannister
		Title:	Chief Executive Officer and President (Principal Executive Officer) Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 25, 2013	By:	/s/ Natalie Bannister
		Name:	Natalie Bannister
		Title:	Chief Executive Officer and President (Principal Executive Officer) Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)