Form 10-Q
period 2013-04-30
Dussault Apparel Inc.
filed 2013-06-14
CIK 1383756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

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

Yes [ ]No [ X ]

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

353,444,347 shares of common stock issued and outstanding as of June 5, 2013
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

DUSSAULT APPAREL INC.

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the six month period ended April 30, 2013, are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2013.  For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2012 as filed with the Securities and Exchange Commission on March 6, 2013.

DUSSAULT APPAREL INC.
Balance Sheets

	April 30, 2013 (Unaudited)	October 31, 2012 (Audited)
ASSETS
Current assets
Cash	$769	$7,151
Accounts receivable	3,070	5,484
Other receivable	716	4,016
Total current assets	4,555	16,651

Total assets	$4,555	$16,651

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$98,103	$42,669
Accounts payable – related parties	17,500	42,327
Sales tax payable	-	2,670
Demand loan	4,975	-
Convertible note liabilities	-	8,400
Derivative liabilities	-	11,100
Total current liabilities	120,578	107,166

Other Liabilities
Loan payable – related party	12,320	12,243
Convertible note liabilities, net	25,333	21,533
Derivative liabilities	42,900	42,000
Total Liabilities	201,131	182,942

Shareholders’ Equity
Common stock - $0.001 par value, authorized 1,050,000, 000 shares; 353,444,347 and 316,217,207 shares issued and outstanding as at April 30, 2013 and October 31, 2012, respectively	353,444	316,216
Additional paid in capital	12,123,025	12,136,933
Accumulated deficit	(12,686,020)	(12,632,415)
Accumulated other comprehensive income	12,975	12,975
Total Shareholders' Deficit	(196,576)	(166,291)
Total Liabilities and Shareholders' Deficit	$4,555	$16,651

The accompanying notes are an integral part of these financial statements

DUSSAULT APPAREL INC.
Statements of Operations and Comprehensive Loss

	Three Months ended April 30,		Six Months ended April 30,
	2013	2012 (restated)	2013	2012 (restated)

Revenue	$2,460	$3,485	$4,278	$22,129
Gross Profit	2,460	3,485	4,278	22,129

General and Administrative Expenses
Professional Fees	13,900	2,413	24,500	25,255
Consulting	10,642	648	19,437	3,078
Depreciation	-	857	-	1,662
Other Administrative Expenses	5,366	20,645	9,678	40,177
Total Expenses	29,908	24,563	53,615	70,172

Operating Income (Loss)	(27,448)	(21,078)	(49,337)	(48,043)

Other Income (expense)
Change in fair value of derivative liabilities	-	-	(325)	(700)
Trademark impairment charge	-	-	-	(7,468)
Interest expense	(2,299)	(21,205)	(4,598)	(40,935)

Net Income (Loss)	$(29,747)	$(42,283)	$(53,610)	$(97,146)

Loss Per Common Share, basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares	353,444,347	183,530,198	346,954,790	182,426,496

The accompanying notes are an integral part of these financial statements

DUSSAULT APPAREL INC.
Statements of Cash Flows
	For the six months ended April 30,
	2013	2012 (restated)
Cash flows from operating activities:
Net (loss)	$(53,610)	$(97,146)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	-	1,663
Change in fair value of derivative liabilities	(325)	700
Accrued interest contributed to additional paid in capital	2,624	-
Accrued interest on the notes	798	2,951
Amortization on the debt discount	3,800	37,984
Impairment on trademark	-	7,468
Change in operating assets and liabilities:
Accounts receivable	2,421	14,928
Account payable	32,229	(21,629)
Sale tax receivable	629	521
Net cash flows used by operating activities	(11,434)	(52,560)

Cash From Investing Activities:
Net cash (used by) investing activities	-	-

Cash flows from financing activities:
Proceeds from demand loan	4,975	-
Loan payable	-	63,000
Net cash flows from financing activities	4,975	63,000

Effect of exchange rates on cash	77	(37)

Net increase (decrease) in cash	(6,382)	10,403
Cash and equivalents, beginning of period	7,151	8,449
Cash, end of period	$769	18,852

Supplemental cash flow disclosures:
Cash paid for interest	$-	-
Cash paid for income taxes	$-	-

Non cash transactions:
Purchase trademark by issuance of common stock	$-	$7,468
Stock issued to settle convertible notes, including interest expense	10,820	-
	$10,820	$7,468

The accompanying notes are an integral part of these financial statements

DUSSAULT APPAREL INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED APRIL 30, 2013
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

Current Business of the Company

The Company moved operations to Vancouver in 2009. In the spring of 2011 its design and head office moved to Los Angeles California where it was designing apparel for its licensing partner, the Company continues to market over the internet a very limited line of apparel. Our samples are manufactured by our licensing partner in North America. The Company has transitioned from being a manufacturer–wholesaler to licensing of its trademark to other wholesalers in the primarily in the Canadian market, while promoting its marque. The Company also purchased the trademark of a cosmetics line. Currently no sales, production or sampling of the cosmetic line has occurred or is planned.  The Company recently renegotiated its licensing agreement and is receiving royalty income only for its designs with one current manufacturer.  In July, 2012, the Company had a further change in management and operations were moved to Florida.  The Company is currently reviewing its business and is seeking other acquisitions, as sales have declined year over year.

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
FOR THE SIX MONTHS ENDED APRIL 30, 2013
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

The following are the major categories of liabilities measured at fair value on a recurring basis as of April 30, 2013 and October 31, 2012, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

		April 30, 2013	October1, 2012
Derivative liabilities	Level 3	$42,900	$53,100

DUSSAULT APPAREL INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED APRIL 30, 2013
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

Royalty Income

The Company receives royalty income from licensing third parties to use its intellectual property.  Previously we received a royalty of 50% of the total sales, net of all costs of goods, returns, marketing expenses, shipping costs and fees. Subsequent to the fiscal year end October 31, 2013, the Company and the licensee of its trademarks and intellectual property renegotiated the royalty agreement so that retroactive to August 1, 2012 the Company would receive a 4% royalty based on top line gross sales as opposed to a royalty of 50% of the total sales, net of all costs of goods, returns, marketing expenses, shipping costs and fees. (ref Note 6 – Distribution agreement)

Recent Accounting Pronouncements

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
FOR THE SIX MONTHS ENDED APRIL 30, 2013
(Unaudited – prepared by Management)

Note 2 – Summary of Significant Accounting Policies (continued)

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company as at April 30, 2013 had not established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.

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

Note 3 – Restatement

A prior period adjustment was made to the April 30, 2012 financial statements for an accounting error. An embedded derivative in a convertible note payable had not been identified under ASC 815-40.  The effect of disclosing the derivative liability was recorded as a prior period adjustment to Deficit and to accumulated expense amounts in the current year.   The note payable was also reclassified in the restatement. (ref Note 6 – (a))

For the three months ended April 30, 2012 Item	As Originally Reported ($)	As Restated ($)	Effect on Earnings ($)	Effect on Net Equity ($)

Statement of Operations
Derivative loss	-	-	-	-
Interest expense on amortization	-	(1,900)	(1,900)	(1,900)
			(1,900)	(1,900)

For the six months ended April 30, 2012 Item	As Originally Reported ($)	As Restated ($)	Effect on Earnings ($)	Effect on Net Equity ($)

Statement of Operations
Derivative loss	-	(700)	(700)	(700)
Interest expense on amortization	-	(3,800)	(3,800)	(3,800)
			(4,500)	(4,500)

DUSSAULT APPAREL INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED APRIL 30, 2013
(Unaudited – prepared by Management)

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

DUSSAULT APPAREL INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED APRIL 30, 2013
(Unaudited – prepared by Management)

Note 5 – Convertible Promissory Note and Derivative Liabilities (continued)

(a)	Perati Finance Corporation (continued)

As a result of the application of ASC No. 815 in period ended April 30, 2013 and October 31, 2012, the fair value of the conversion feature is summarized as follows:

Derivative liabilities, October 31, 2012	$42,000
Fair value mark to market adjustment	900
Derivative liabilities, April 30, 2013	$42,900

The Company recorded the debt discount to the extent of the gross proceeds raised, and recorded the derivative expense immediately the remaining value of the gross proceeds as it exceeded the derivative liabilities. The Company recorded a derivative expense of $900 during the six month period ended April 30, 2013.

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of October 31, 2012 and April 30, 2013:

	Commitment Date	Re-measurement October 31, 2012	Re-measurement April 30, 2013
Expected dividends	0%	0%	0%
Expected volatility	293.92%	317.54%	339.39%
Expect term	5 years	3 years	2.62 years
Risk free interest rate	2.35%	0.38%	0.32%

Amortization of the $38,000 discount over the three and six month  period ended April 30, 2013 was $1,900 and $3,800 respectively (2012- $1,900 and $3,800), which amount has been recorded as interest expense and is reflected on the Company's balance sheet as Convertible Note Liabilities, Net.  The unamortized discount of $12,667 will be expensed in future periods.

During the six month period ended April 30, 2013, the Company accrued interest expenses of $565.

 (b)  Asher Enterprises Inc.

On November 10, 2011, Asher Enterprises Inc. funded a promissory note executed by the Company on October 25, 2011 in the total amount of $63,000. The note matured July 27, 2012 and accrued interest at 8% or alternately 22% in the event of default. The loan was convertible to common stock at a conversion price of 58% of the market price.

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
FOR THE SIX MONTHS ENDED APRIL 30, 2013
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

During the year ended October 31, 2012, the Company converted debt totaling $54,600 into 132,687,009 shares of common stock resulting in a loss on conversion of $78,087, which was recorded as additional paid in capital, leaving $8,400 of convertible notes matured without conversion.

During the period ended December 26, 2012, the Company converted the remaining $8,400 of convertible notes with $2,520 accrued unpaid interest into 37,227,140 shares of common stock resulting in a loss on conversion of $12,500, which was recorded as additional paid in capital, with the  $2,624 balance of  unpaid accrued interest contributed to additional paid in capital.

As a result of the application of ASC No. 815, the fair value of the conversion feature is summarized as follows:

Derivative liabilities, October 31, 2012	$11,100
Fair value market to market adjustment	(1,225)
Reclassification to additional paid in capital for financial instruments that ceased to be a derivative liability	(9,875)
Derivative liabilities, April 30, 2013	$-

Note 6 – Distribution Agreement

On March 13, 2013, the Company and the licensee of its trademarks and intellectual property renegotiated the royalty agreement so that effective August 1, 2012 the Company would receive a 4% royalty based on top line gross sales as opposed to a royalty of 50% of the total sales, net of all costs of goods, returns, marketing expenses, shipping costs and fees. The term of the agreement is beginning August 1, 2010 ending July 31, 2013 with three years renewal option beginning August 1, 2013 ending July 31, 2016.

Note 7 – Demand Loan

During the six month period ended April 30, 2013, the Company received funds in the amount of $4,975 from a third party lender. The amount is unsecured, bears interest at 10% per annum, and is due on demand.

Note 8 – Common Stock

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

On December 26, 2012, $100 of the remaining balance of a Convertible Promissory note entered into on October 25, 2011 with accrued interest of $2,520 was retired by the issuance of 11,391,304 common shares at a deemed price of $0.00023. As at April 30, 2013, there were a total of 353,444,347 shares issued and outstanding.

DUSSAULT APPAREL INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED APRIL 30, 2013
(Unaudited – prepared by Management)

Note 9 – Related Party Transactions

On June 1, 2012 the Company entered into a month to month consulting agreement with Rodhan Management and Consulting Services (“Rodhan”) for the provision of administrative, consulting and website maintenance services.  The agreement provided for services to be charged based on work performed during each month at an hourly rate. Mr. Robert Mintak, the Company's prior Chief Financial Officer and Chief Operating Officer, also provides consulting services to Rodhan and acts as their Chief Financial Officer. On December 31, 2012, the Board of Directors received the resignation of Mr. Robert Mintak as Chief Financial Officer and Chief Operating Officer of the Company. During the period ended December 31, 2012, Rodhan Management invoiced $ 3,154 (CAD$3, 154) plus applicable taxes for services rendered. The Company did not make any cash payments, leaving $6,544 (CAD$6,640) (October 31 2012 - $3,213) on the balance sheet as accounts payable.

On July 11, 2012, Ms. Natalie Bannister was appointed as a Director of Dussault Apparel Inc. (the “Corporation”).On October 4, 2012, with the resignation of Mr. Jason Dussault as an officer and director of the Company, Ms. Bannister consented to act as Chief Executive Officer, President, Secretary and Treasurer in addition to her role as a director.

During the six month period ended April 30, 2013, Ms. Bannister charged the Company $15,000 for consulting fees. The Company made cash payments in the amount of $5,000 against  outstanding fees due to Ms. Bannister as at April 30, 2013, leaving a balance owing of $17,500 (October 31, 2012 - $7,500) which is  reflected on the balance sheets as accounts payable – related party.

Note 10 – Subsequent Events

Subsequent to the six month period ended April 30, 2013, the Company received notice from the licensee of its trademarks and intellectual property of the  exercise of the option as specified in the distribution agreement dated March 13, 2013, in which the option begins August 1, 2013 and runs for a term of 3 years, ending July 31, 2016 with all terms and conditions remaining the same as the distribution agreement dated March 13, 2013.

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

Background

We were incorporated on October 1, 2006 in the State Nevada under the name Release Your Lease Inc. Our initial business plan was to create a web-based service for buyers and sellers of leased automobiles. A decision was made by new management, to change the corporate direction of the Company and to pursue opportunities in the retail fashion industry and effective June 11, 2007; we completed a merger with our wholly subsidiary Dussault Apparel Inc. We currently operate in the retail fashion industry.  Management is currently seeking other acquisition opportunities  to build additional revenue streams for the Company, if possible, and to increase stockholder value.

Liquidity & Capital Resources

As of April 30, 2013, our cash balance was $769, which is a decrease from our cash balance of $7,151 as of October 31, 2012.   This decrease was due to the Company retiring a portion of its outstanding  accounts payable. We have a small decrease in accounts receivable to $3,070 as at April 30, 2013 as compared to $5,484 in October 31, 2012 as we continued to collect fees under  our licensing agreement, but with renegotiated royalty percentage terms, retroactive to August 1, 2012; other receivables decreased to  $716 as at April 30, 2013  ascompared to $4,016 in October 31, 2012 as a result of the collection of certain government tax refunds. During the period ended April 30, 2013, the remaining balance of $8,400 due and payable under a convertible loan with Asher was converted to shares of the Company's common stock, reducing the amounts due under convertible loans payable and retiring in full the Asher convertible loans.

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

The Company is currently seeking other business opportunities that may be financed or are in cash flow to increase its asset base.  Should the Company identify such acquisitions they may be required to undertake a restructure of the Company which would impact on the existing stockholders of the Company.

Results of Operations

The discussion and financial statements contained herein are for the three and six month periods ended April 30, 2013 and April 30, 2012. The following discussion regarding our financial statements should be read in conjunction with our financial statements for our fiscal year ended October 31, 2012 as filed with the Securities and Exchange Commission on March 6, 2013.

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

Comparison of the Three Month Periods Ended April 30, 2013 and 2012

During the three month periods ended April 30, 2013 and 2012 respectively, we earned gross revenues and gross profits of $2,460 as compared to $3,485.

For the three months ended April 30, 2013, our general and administrative expenses increased from $20,645 from April 30, 2012 to $29,920 as at April 30, 2013. This increase was mainly due to a substantial increase in professional fees from $2,413 for the three months ended April 30, 2012 to $13,900 for the three months ended April 30, 2013. The increase was due to the requirement to change auditors and to re-audit the prior fiscal year.  Other administrative expenses decreased to $5,366 for the three months ended April 30, 2013 as compared to $20,645 for the three months ended April 30, 2012 due to a slowdown in operational activities.

Interest expenses for the three months ended April 30, 2013 decreased to $2,299 from $21,205 for the three months ended April 30, 2012 as loans were converted thus resulting in a decrease in interest.

During the three month period ended April 30, 2013, the Company recorded a net loss of $29,737 as compared to a net loss of $42,283 for the three month period ended April 30, 2012 due to a reduction in operational costs.

Comparison of the Six Month Periods Ended April 30, 2013 and 2012

During the six month periods ended April 30, 2013 and 2012 respectively, we earned gross revenues and gross profits of $4,278 as compared to $22,129.   Sales of our products decreased substantially period over period due to no new designs being launched in the period.

For the six months ended April 30, 2013, our general and administrative expenses decreased substantially to $53,615, from $70,172 for April 30, 2012. This decrease was mainly due to a substantial reduction in other administrative expenses from $40,177 for the six months ended April 30, 2012 to $9,678 for the six months ended April 30, 2013 as our overall operational activity was substantially decreased.

Interest expenses for the six months ended April 30, 2013 decreased to $4,598 from $40,935 for the six months ended April 30, 2012 as loans were converted thus resulting in a decrease in interest.  In addition, we recorded trademark impairment charge of $7,468 for the six months ended April 30, 2012, with no comparable impairment for the six months ended April 30, 2013.

During the six month period ended April 30, 2013, the Company recorded a net loss of $53,610 as compared to a net loss of $97,146 for the six month period ended April 30, 2012 due to a reduction in operational costs.

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

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e).  Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of April 30, 2013, because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of April 30, 2013.  In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on its assessment, management concluded that, as of April 30, 2013, our internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of April 30, 2013:

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

Changes in Internal Control over Financial Reporting

As of April 30, 2013, management assessed the effectiveness of our internal control over financial reporting.  Based on that evaluation, it was concluded that during the quarter ended and to date, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting.  However, management believes these weaknesses did not have an effect on our financial results.  During the course of their evaluation, management did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses.  We will not be able to do so until, if ever, we acquire sufficient financing and staff to do so.  We will implement further controls as circumstances, cash flow, and working capital permits.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the period ended April 30, 2013, fairly present our financial position, results of operations, and cash flows for the periods covered, as identified, in all material respects.

Management believes that the material weaknesses set forth above were the result of the scale of our operations and intrinsic to our small size.  Management also believes that these weaknesses did not have an effect on our financial results.

During the quarter ended April 30, 2013, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 1A.  RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.  OTHER INFORMATION

Subsequent to the six month period ended April 30, 2013, the Company received notice from the licensee of its trademarks and intellectual property of the  exercise of the option as specified in the distribution agreement dated March 13, 2013, in which the option begins August 1, 2013 and runs for a term of 3 years, ending July 31, 2016 with all terms and conditions remaining the same as the distribution agreement dated March 13, 2013.

ITEM 6.  EXHIBITS

NO.	IDENTIFICATION OF EXHIBIT
3.1	Articles of Incorporation	Incorporated by reference from our Registration Statement on Form SB-2 filed on January 11, 2007.
3.2	Bylaws	Incorporated by reference from our Registration Statement on Form SB-2 filed on January 11, 2007.
3.3	Articles of Merger	Incorporated by reference from our Form 8-K filed on June 16, 2007.
3.4	Certificate of Change	Incorporated by reference from our Form 8-K filed on June 16, 2007
10.1	Distribution Agreement dated November 10, 2009, between our company and EHM Holdings.	Incorporated by reference from our Quarterly Report on Form 10-Q filed on March 22, 2010.
10.2	Merchandising License Agreement dated October 31, 2009, between our company and USPA Accessories, LLC.	Incorporated by reference from our Quarterly Report on Form 10-Q filed on March 22, 2010.
10.3	Distribution Agreement between the Company and JX Apparel Ltd.	Incorporated by reference from our Quarterly Report on Form 10-Q filed on March 25, 2013.
10.4	Renewal Agreement between the Company and JX Apparel Ltd.	Incorporated by reference from our Report on Form 8-K filed on June 3, 2013.
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUSSAULT APPAREL INC.

Date:	June 14, 2013	By:	/s/ Natalie Bannister
		Name:	Natalie Bannister
		Title:	Chief Executive Officer and President (Principal Executive Officer) Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	June 14, 2013	By:	/s/ Natalie Bannister
		Name:	Natalie Bannister
		Title:	Chief Executive Officer and President (Principal Executive Officer) Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)