Form 10-Q/A
period 2013-01-31
Dussault Apparel Inc.
filed 2013-09-04
CIK 1383756

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10–Q/A to Dussault Apparel Inc.’s interim report on Form 10–Q for the three month period ended January 31, 2013, filed with the Securities and Exchange Commission on March 25, 2013 (the “Form 10–Q”), is solely to furnish Exhibit 101 to the Form 10–Q  in accordance with Rule 405 of Regulation S–T.

No other changes have been made to the Form 10–Q. This Amendment No. 1 speaks as of the original filing date of the Form 10–Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10–Q.

ITEM 6.  EXHIBITS

NO.	IDENTIFICATION OF EXHIBIT
3.1	Articles of Incorporation	Incorporated by reference from our Registration Statement on Form SB-2 filed on January 11, 2007.
3.2	Bylaws	Incorporated by reference from our Registration Statement on Form SB-2 filed on January 11, 2007.
3.3	Articles of Merger	Incorporated by reference from our Form 8-K filed on June 16, 2007.
3.4	Certificate of Change	Incorporated by reference from our Form 8-K filed on June 16, 2007
10.1	Distribution Agreement dated November 10, 2009, between our company and EHM Holdings.	Incorporated by reference from our Quarterly Report on Form 10-Q filed on March 22, 2010.
10.2	Merchandising License Agreement dated October 31, 2009, between our company and USPA Accessories, LLC.	Incorporated by reference from our Quarterly Report on Form 10-Q filed on March 22, 2010.
10.3	Distribution Agreement between the Company and JX Apparel Ltd.	Incorporated by reference from our Quarterly Report on Form 10-Q filed on March 25, 2013
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Incorporated by reference from our Quarterly Report on Form 10-Q filed on March 25, 2013
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Incorporated by reference from our Quarterly Report on Form 10-Q filed on March 25, 2013
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Incorporated by reference from our Quarterly Report on Form 10-Q filed on March 25, 2013
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith**
101.INS	XBRL Taxonomy Instance Document	Filed herewith**

**Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUSSAULT APPAREL INC.

Date:	September 4, 2013	By:	/s/ Natalie Bannister
		Name:	Natalie Bannister
		Title:	Chief Executive Officer and President (Principal Executive Officer) Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)