Form 10-Q
period 2013-07-31
Dussault Apparel Inc.
filed 2013-09-16
CIK 1383756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

000-52452
Commission File Number

DUSSAULT APPAREL INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0513727
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1885 Shore Drive South South, Pasedena, FL	33707
(Address of principal executive offices)	(Zip Code)

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

Yes [ ] No [ X]

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

353,444,347 shares of common stock issued and outstanding as of September 13, 2013
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

DUSSAULT APPAREL INC.

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the nine month period ended July 31, 2013, are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2013.  For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2012.

DUSSAULT APPAREL INC.
Balance Sheets

	July 31, 2013 (Unaudited)	October 31, 2012 (Audited)
ASSETS
Current assets
Cash	$396	$7,151
Accounts receivable	767	5,484
Other receivable	707	4,016
Total current assets	1,870	16,651

Total assets	$1,870	$16,651

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$104,977	$42,669
Accounts payable, related parties	25,000	42,327
Sales tax payable	-	2,670
Demand loan	4,975	-
Convertible note liabilities	-	8,400
Derivative liabilities	-	11,100
Total current liabilities	134,952	107,166

Other Liabilities
Loan payable,related party	12,163	12,243
Convertible note liabilities, net	27,233	21,533
Derivative liabilities	41,000	42,000
Total Liabilities	215,348	182,942

Shareholders’ Equity
Common stock - $0.001 par value, authorized 1,050,000, 000 shares; 353,444,347 and 316,217,207 shares issued and outstanding as at July 31, 2013 and October 31, 2012, respectively	353,444	316,216
Additional paid in capital	12,123,025	12,136,933
Accumulated deficit	(12,702,922)	(12,632,415)
Accumulated other comprehensive income	12,975	12,975
Total Shareholders' Deficit	(213,478)	(166,291)
Total Liabilities and Shareholders' Deficit	$1,870	$16,651

The accompanying notes are an integral part of these financial statements

DUSSAULT APPAREL INC.
Statements of Operations and Comprehensive Loss

	Three Months ended July 31,		Nine Months ended July 31,
	2013	2012 (restated)	2013	2012 (restated)

Revenue	$187	$3,313	$4,465	$25,442
Gross Profit	187	3,313	4,465	25,442

General and Administrative Expenses
Professional Fees	4,366	9,518	28,866	34,773
Consulting	16,633	697	27,275	3,775
Depreciation	-	827	-	2,489
Other Administrative Expenses	4,467	11,013	14,145	51,190
Total Expenses	25,466	22,055	70,286	92,227

Operating Income (Loss)	(25,279)	(18,742)	(65,821)	(66,785)

Other Income (expense)
Change in fair value of derivative liabilities	1,900	(300)	2,225	(1,000)
Trademark impairment charge	-	-	-	(7,468)
Loss on conversion of debt	-	(34,656)	-	(34,656)
Interest expense	(2,313)	(18,093)	(6,911)	(59,028)

Net Income (Loss)	$(25,692)	$(71,791)	$(70,507)	$(168,937)

Loss Per Common Share, basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares	353,444,347	206,947,626	349,141,747	190,659,868

The accompanying notes are an integral part of these financial statements

DUSSAULT APPAREL INC.
Statements of Cash Flows

	For the nine months ended July 31,
	2013	2012 (restated)
Cash flows from operating activities:
Net (loss)	$(70,507)	$(168,937)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	-	2,489
Change in fair value of derivative liabilities	(2,225)	1,000
Accrued interest contributed to additional paid in capital	2,624	-
Accrued interest on the notes	1,211	4,313
Amortization on the debt discount	5,700	54,715
Impairment on trademark	-	7,468
Stock issued to settle loans payable, including interest expense	-	34,656
Change in operating assets and liabilities:
Accounts receivable	4,719	14,880
Other receivable	4,016	-
Account payable	46,190	(10,575)
Sales tax receivable	(3,377)	2,453
Net cash flows used by operating activities	(11,649)	(57,538)

Cash From Investing Activities:
Net cash (used by) investing activities	-	-

Cash flows from financing activities:
Proceeds from demand loan	4,975	-
Loan payable	-	63,000
Net cash flows from financing activities	4,975	63,000

Effect of exchange rates on cash	(81)	(150)

Net increase (decrease) in cash	(6,755)	5,312
Cash and equivalents, beginning of period	7,151	8,449
Cash, end of period	$396	13,761

Supplemental cash flow disclosures:
Cash paid for interest	$-	-
Cash paid for income taxes	$-	-

Non cash transactions:
Purchase trademark by issuance of common stock	$-	$7,468
Stock issued to settle convertible notes, including interest expense	10,820	19,100
	$10,820	$26,568

The accompanying notes are an integral part of these financial statements

DUSSAULT APPAREL INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JULY 31, 2013
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

Current Business of the Company

The Company moved operations to Vancouver in 2009. In the spring of 2011 its design and head office moved to Los Angeles California where it was designing apparel for its licensing partner, the Company continues to market over the internet a very limited line of apparel. Our samples are manufactured by our licensing partner in North America. The Company has transitioned from being a manufacturer–wholesaler to licensing of its trademark to other wholesalers in the primarily in the Canadian market, while promoting its marque. The Company also purchased the trademark of a cosmetics line. Currently no sales, production or sampling of the cosmetic line has occurred or is planned.  The Company renegotiated its licensing agreement in early 2013 and is receiving royalty income only for its designs with one current manufacturer.  In July, 2012, the Company had a further change in management and operations were moved to Florida.  The Company is currently reviewing its business and is seeking other acquisitions, as sales have declined year over year.

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
FOR THE NINE MONTHS ENDED JULY 31, 2013
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

The following are the major categories of liabilities measured at fair value on a recurring basis as of July 31, 2013 and October 31, 2012, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

		July 31, 2013	October 31, 2012
Derivative liabilities	Level 3	$41,000	$53,100

DUSSAULT APPAREL INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JULY 31, 2013
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
FOR THE NINE MONTHS ENDED JULY 31, 2013
(Unaudited – prepared by Management)

Note 2 – Summary of Significant Accounting Policies (continued)

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company as at July 31, 2013 had not established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.

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

Note 3 – Restatement

A prior period adjustment was made to the July 31, 2012 financial statements for an accounting error. An embedded derivative in a convertible note payable had not been identified under ASC 815-40.  The effect of disclosing the derivative liability was recorded as a prior period adjustment to Deficit and to accumulated expense amounts in the current year.   The note payable was also reclassified in the restatement. (ref Note 5 – (a))

For the three months ended July 31, 2012 Item	As Originally Reported ($)	As Restated ($)	Effect on Earnings ($)	Effect on Net Equity ($)

Statement of Operations
Derivative loss	-	(300)	(300)	(300)
Interest expense on amortization	-	(1,900)	(1,900)	(1,900)
			(2,200)	(2,200)

For the nine months ended July 31, 2012 Item	As Originally Reported ($)	As Restated ($)	Effect on Earnings ($)	Effect on Net Equity ($)

Statement of Operations
Derivative loss	-	(1,000)	(1,000)	(1,000)
Interest expense on amortization	-	(5,700)	(5,700)	(5,700)
			(6,700)	(6,700)

DUSSAULT APPAREL INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JULY 31, 2013
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

As a result of the application of ASC No. 815 in period ended July 31, 2013 and October 31, 2012, the fair value of the conversion feature is summarized as follows:

DUSSAULT APPAREL INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JULY 31, 2013
(Unaudited – prepared by Management)

Note 5 – Convertible Promissory Note and Derivative Liabilities (continued)

(a)	Perati Finance Corporation (continued)

Derivative liabilities, October 31, 2012	$42,000
Fair value mark to market adjustment	(1,000)
Derivative liabilities, July 31, 2013	$41,000

The Company recorded the debt discount to the extent of the gross proceeds raised, and recorded the derivative expense immediately the remaining value of the gross proceeds as it exceeded the derivative liabilities. The Company recorded  derivative income of $1,000 during the nine month period ended July 31, 2013.

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of October 31, 2012 and July 31, 2013:

	Commitment Date	Re-measurement October 31, 2012	Re-measurement July 31, 2013
Expected dividends	0%	0%	0%
Expected volatility	293.92%	317.54%	272.49%
Expect term	5 years	3 years	2.38 years
Risk free interest rate	2.35%	0.38%	0.31%

Amortization of the $38,000 discount over the three and nine month periods ended July 31, 2013 was $1,900 and $5,700 respectively (2012- $1,900 and $5,700), which amounts have been recorded as interest expense and are reflected on the Company's balance sheet as Convertible Note Liabilities, Net.  The unamortized discount of $10,767 will be expensed in future periods.

During the nine month period ended July 31, 2013, the Company accrued interest expenses of $853.

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
FOR THE NINE MONTHS ENDED JULY 31, 2013
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

During the period ended December 26, 2012, the Company converted $8,400 of convertible notes with $2,520 accrued, unpaid interest into 37,227,140 shares of common stock resulting in a loss on conversion of $12,500, which was recorded as additional paid in capital.  The Company also recorded $2,624, thebalance of  unpaid accrued interest as a contribution to additional paid in capital.

As a result of the application of ASC No. 815, the fair value of the conversion feature is summarized as follows:

Derivative liabilities, October 31, 2012	$11,100
Fair value market to market adjustment	(1,225)
Reclassification to additional paid in capital for financial instruments that ceased to be a derivative liability	(9,875)
Derivative liabilities, July 31, 2013	$-

Note 6 – Distribution Agreement

On March 13, 2013, the Company and the licensee of its trademarks and intellectual property renegotiated the royalty agreement so that effective August 1, 2012 the Company would receive a 4% royalty based on top line gross sales as opposed to a royalty of 50% of the total sales, net of all costs of goods, returns, marketing expenses, shipping costs and fees. The term of the original agreement commenced  August 1, 2010 and ended  July 31, 2013, with a three year renewal option beginning August 1, 2013  and ending July 31, 2016, which option was exercised in the period ended July 31, 2013.

Note 7 – Demand Loan

During the nine month period ended July 31, 2013, the Company received funds in the amount of $4,975 from a third party lender. The amount is unsecured, bears interest at 10% per annum, and is due on demand.

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

As at July 31, 2013, there were a total of 353,444,347 shares issued and outstanding.

DUSSAULT APPAREL INC.
NOTES TO THE FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JULY 31, 2013
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

During the nine month period ended July 31, 2013 Ms. Bannister charged the Company $22,500 for consulting fees. The Company made cash payments in the amount of $5,000 against outstanding fees due to Ms. Bannister as at October 31, 2012, leaving a balance owing of $25,000 (October 31, 2012 - $7,500) which is  reflected on the balance sheets as accounts payable – related party.

Note 10 – Subsequent Events

We have evaluated subsequent events through September 16, 2013. Other than those set out above, there have been no subsequent events for which disclosure is required which are not previously disclosed herein.

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

Background

We were incorporated on October 1, 2006 in the State Nevada under the name Release Your Lease Inc. Our initial business plan was to create a web-based service for buyers and sellers of leased automobiles. A decision was made by new management, to change the corporate direction of the Company and to pursue opportunities in the retail fashion industry and effective June 11, 2007; we completed a merger with our wholly subsidiary Dussault Apparel Inc. Presently we continue to operate in the retail fashion industry, but solely as a licensor of our trademarks and brands which generate limited royalty income.

Liquidity & Capital Resources

As of July 31, 2013, our cash balance was $396, which is a decrease from our cash balance of $7,151 as of October 31, 2012. We have a decrease in accounts receivable to $767 as at July 31, 2013 as compared to $5,484 in October 31, 2012; other receivables of $716 as at July 31, 2013 as compared to $4,016 in October 31, 2012. Our cash balance and accounts receivable balances decreased as the Company expended funds on hand and collected in the period towards ongoing operational expenses. During the period ended July 31, 2013, the remaining balance of $8,400 due and payable under a convertible loan with Asher Enterprises Inc.  (“Asher”) was converted to shares of the Company's common stock, reducing the amounts due under convertible loans payable and retiring in full the Asher convertible loans.

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

Results of Operations

The discussion and financial statements contained herein are for the three and nine month periods ended July 31, 2013 and July 31, 2012. The following discussion regarding our financial statements should be read in conjunction with our financial statements for our fiscal year ended October 31, 2012 as filed with the Securities and Exchange Commission on March 6, 2013.

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

Comparison of the Three Month Periods Ended July 31, 2013 and 2012

During the three month periods ended July 31, 2013 and 2012 respectively, we earned gross revenues and gross profits of $187 as compared to $3,313.

For the three months ended July 31, 2013, our general and administrative expenses increased from $22,055 at July 31, 2012 to $25,466. This increase was mainly due to a substantial increase in professional fees from $697 for the three months ended July 31, 2012 to $16,633 for the three months ended July 31, 2013. Other administrative expenses decreased to $4,467 for the three months ended July 31, 2013 as compared to $11,013 for the three months ended July 31, 2012 due to a slowdown in operational activities.

Interest expenses for the three months ended July 31, 2013 decreased to $2,313 from $18,093 for the three months ended July 31, 2012 as loans were converted into shares of common stock, thus resulting in a decrease in interest expense..

During the three month period ended July 31, 2013, the Company recorded a net loss of $25,692 as compared to a net loss of $71,791 for the three month period ended July 31, 2012 due to a reduction in operational costs.

Comparison of the Nine Month Periods Ended July 31, 2013 and 2012

During the nine month periods ended July 31, 2013 and 2012 respectively, we earned gross revenues and gross profits of $4,465 as compared to $25,442.   Sales of our products decreased substantially period over period due to no new designs being launched in the period.

For the nine months ended July 31, 2013, our general and administrative expenses decreased substantially to $70,286, from $92,227 at July 31, 2012. This decrease was mainly due to a substantial reduction in other administrative expenses from $51,190 for the nine months ended July 31, 2012 to $14,145 for the nine months ended July 31, 2013 as our overall operational activity was substantially decreased.

Interest expenses for the nine months ended July 31, 2013 decreased to $6,911 from $59,028 for the nine months ended July 31, 2012 as loans were converted into shares of common stock thus resulting in a decrease to interest expenses incurred.  In addition, we recorded trademark impairment charges of $7,468 for the nine months ended July 31, 2012, with no comparable expense for the six months ended July 31, 2013.

During the nine month period ended July 31, 2013, the Company recorded a net loss of $70,507 as compared to a net loss of $168,937 for the nine month period ended July 31, 2012  primarly as a result of a substantive reduction in operational costs and interest expenses.

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

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e).  Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of July 31, 2013, because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of July 31, 2013.  In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on its assessment, management concluded that, as of July 31, 2013, our internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of July 31, 2013:

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

Changes in Internal Control over Financial Reporting

As of July 31, 2013, management assessed the effectiveness of our internal control over financial reporting.  Based on that evaluation, it was concluded that during the quarter ended and to date, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting.  However, management believes these weaknesses did not have an effect on our financial results.  During the course of their evaluation, management did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. We will not be able to do so until, if ever, we acquire sufficient financing and staff to do so.  We will implement further controls as circumstances, cash flow, and working capital permits.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the period ended July 31, 2013, fairly present our financial position, results of operations, and cash flows for the periods covered, as identified, in all material respects.

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

During the quarter ended July 31, 2013, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 1A.  RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

NO.	IDENTIFICATION OF EXHIBIT
3.1	Articles of Incorporation	Incorporated by reference from our Registration Statement on Form SB-2 filed on January 11, 2007.
3.2	Bylaws	Incorporated by reference from our Registration Statement on Form SB-2 filed on January 11, 2007.
3.3	Articles of Merger	Incorporated by reference from our Form 8-K filed on June 16, 2007.
3.4	Certificate of Change	Incorporated by reference from our Form 8-K filed on June 16, 2007.
10.1	Distribution Agreement dated November 10, 2009, between our company and EHM Holdings.	Incorporated by reference from our Quarterly Report on Form 10-Q filed on March 22, 2010.
10.2	Merchandising License Agreement dated October 31, 2009, between our company and USPA Accessories, LLC.	Incorporated by reference from our Quarterly Report on Form 10-Q filed on March 22, 2010.
10.3	Distribution Agreement between the Company and JX Apparel Ltd.	Incorporated by reference from our Form 8-K filed on June 3, 2013.
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase **	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase **	Filed herewith
101.INS	XBRL Instance Document **	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase **	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase **	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema **	Filed herewith

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

DUSSAULT APPAREL INC.

Date:	September 16, 2013	By:	/s/ Natalie Bannister
		Name:	Natalie Bannister
		Title:	Chief Executive Officer and President (Principal Executive Officer) Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)