Form 10-K
period 2013-10-31
Dussault Apparel Inc.
filed 2014-02-13
CIK 1383756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

000-52452
Commission File Number

DUSSAULT APPAREL INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0513727
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

# 98 50 Carrera 73,Medellin, Colombia	N/A
(Address of principal executive offices)	(Zip Code)

1(888)876-9995
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
n/a	n/a

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

Table of Contents

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

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was approximately $353,444 based on the closing price of $0.0010 on April 30, 2013 (the last business day of the registrant’s most recently completed second quarter), assuming solely for the purpose of this calculation that all directors, officers and greater than 10% stockholders of the registrant are affiliates. The determination of affiliate status for this purpose is not necessarily conclusive for any other purpose.

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

753,344,347 shares of common stock issued and outstanding as of February 7, 2014

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

None
Table of Contents

Table of Contents	1

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

These risks include, by way of example and not in limitation:

•	the uncertainty that we will not be able to successfully identify commercially viable resources on our exploration properties;
•	risks related to the large number of established and well-financed entities that are actively competing for limited resources within the mineral property exploration field;

•	risks related to the failure to successfully manage or achieve growth of our business if we are successful in identifying a viable mineral resource, and;
•	other risks and uncertainties related to our business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements.  These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements.

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

As used in this Annual Report, the terms "we," "us," "Company," "our" and "Dussault" mean Dussault Apparel Inc., unless otherwise indicated.

Table of Contents	2

Measurement & Currency

Conversion of metric units into imperial equivalents is as follows:

Metric Units	Multiply by	Imperial Units
hectares	2.471	= acres
meters	3.281	= feet
kilometers	0.621	= miles (5,280 feet)
grams	0.032	= ounces (troy)
tonnes	1.102	= tons (short) (2,000 lbs)
grams/tonne	0.029	= ounces (troy)/ton

Cautionary Note to United States Investors

We caution U.S. investors that the Company may have materials in the public domain that may use terms that are recognized and permitted under Canadian regulations, however the U.S. Securities and Exchange Commission (“S.E.C.”) may not recognize such terms.  We have detailed below the differences in the SEC regulations as compared to the Canadian Regulations under National Instrument NI 43-101.

S.E.C. Industry Code	National Instrument 43-101 (“NI 43-101”)
Reserve: That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. The United States Securities and Exchange Commission requires a final or full Feasibility Study to be completed in order to support either Proven or Probably Reserves and does not recognize other classifications of mineralized deposits. Note that for industrial mineral properties, in addition to the Feasibility Study, “sales” contracts or actual sales may be required in order to prove the project’s commerciality and reserve status.	Mineral Reserve: The economically mineable part of a Measured or Indicated Mineral Resource demonstrated by at least a Preliminary Feasibility study. This study must include adequate information on mining, processing, metallurgical, economic and other relevant factors that demonstrate, at the time of reporting, that economic extraction can be justified.
Proven Reserves: Reserves for which a quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes, grade and/or quality are computed from the results of detailed sampling; the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, share, depth and mineral content of reserves are well established.	Proven Mineral Reserve: The economically mineable part of a Measured Mineral Resource demonstrated by at least a Preliminary Feasibility study. This study must include adequate information on mining, processing, metallurgical, economic and other relevant factors that demonstrate, at the time of reporting, that economic extraction is justified.
Probable Reserves: Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.	Probable Mineral Reserve: The economically mineable part of an indicated, and in some circumstances, a Measured Mineral Resource, demonstrated by at least a Preliminary Feasibility Study. This study must include adequate information on mining, processing, metallurgical, and economic and other relevant factors that demonstrate, at the time of reporting, that economic extraction can be justified.

Table of Contents	3

ITEM 1. BUSINESS

Background

The address of our principal executive office is #98- 50 Carrera 73, Medellin, Colombia. Our telephone number is 1(888)876-9995 The Company’s web-site is currently under development.

Our common stock is quoted on the OTC Markets Inc. owned and operated Inter-dealer Quotation System (“OTCQB”) under the symbol "DUSS".

We were incorporated on October 1, 2006 in the State Nevada under the name Release Your Lease Inc. Effective June 11, 2007, we completed a merger with our wholly subsidiary Dussault Apparel Inc., a company created solely for the purpose of the merger and change of name to Dussault Apparel Inc. Effective June 11, 2007 we effected a fourteen (14) for one (1) forward stock split of our authorized, issued and outstanding shares. As a result, our authorized capital increased from 75,000,000 shares of common stock with a par value of $0.001 to 1,050,000,000 shares of common stock with a par value of $0.001. From the date of the merger with Dussault Apparel Inc. until November 21, 2013, the Company operated solely in the garment industry initially by being a manufacturer–wholesaler and to licensing of its trademark to other wholesalers in the primarily in the Canadian market, while promoting its marque. The Company also purchased the trademark of a cosmetics line. Currently no sales, production or sampling of the cosmetic line has occurred or is planned.  As business continued to decline, the Company renegotiated its licensing agreement in early 2013 to receive royalty income only for its designs with one current manufacturer.

On October 15, 2013, the Board of Directors and management changed with the appointment of Orlando Alberto Barrientos Acevedo (“Alberto Barrientos”) being appointed the sole officer and director. A review of the current business of the Company was made and a determination was made to change the business of the Company.

On November 21, 2013, the Company entered into an Asset Purchase Agreement with Jervis Explorations, Inc. whereby the Company purchased various mineral claims referred to as “Montauban Gold Tailings” in exchange for 400,000,000 shares of the Company.    This acquisition enacted a change of business of the Company and effected a change of control with Jervis Explorations, Inc. becoming the controlling shareholder of the Company. The Company is currently divesting itself of all of its prior business assets and will solely operate in the mining industry.

On December 9, 2013, the Company received a written consent in lieu of a meeting of stockholders from the holder of 400,000,000 shares of Common Stock (representing 53.1% of the issued and outstanding shares of Common Stock). The shares were issued book entry and certificated on February 7, 2014.  The written consent adopted resolutions approving an amendment to the Company’s articles of incorporation changing the name of the Company from Dussault Apparel, Inc. to “Prospect Ventures, Inc.”  In addition, the shareholders approved a reverse stock split at a ratio of 800:1. The name change and the reserve split are subject to the requisite regulatory approvals prior to becoming effective. As of the date of the filing of this Annual Report, the Company has not effected nor filed with the state of Nevada or FINRA. The Company anticipates filing with the state by the end of the month and beginning the application process before March 1, 2014.

.At the report date mineral claims, with unknown reserves, have been acquired. We have not established the existence of a commercially mineable ore deposit and therefore have not reached the development stage and are considered to be in the exploration stage.

We do not have any subsidiaries.

Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

Table of Contents	4

Industry

By industry standards, there are various types of mining companies, dependent on the level of operations and the status of the assets. We are considered a “Pre-exploration” stage company. Typically, a mining company at the stage that we are currently at is focused on exploration to identify new, commercially viable gold deposits and to define reserves both proven and probable. “Junior mining companies” typically have proven and probable reserves of less than one million ounces of gold, generally produce less than 100,000 ounces of gold annually, and/or are in the process of trying to raise enough capital to fund the remainder of the steps required to move from a staked claim to production. “Mid-tier” and large mining “senior” companies may have several projects in production plus several million ounces of gold in reserve.

The gold mining and exploration industry has experienced several factors recently that are favorable to our Company, as described below.

The spot market price of an ounce of gold has increased from a low of just over $800 in 2009 to a high of $1,908 in 2011 and is currently trading in the range of $1,250.

The increase in price levels has made it economically more feasible to produce gold, as well as making gold a more attractive investment for many. While prices have pulled back from their highs of 2011, we believe that there is the existence of an opportunity profit potential if we are successful in identifying and extracting gold at our property.

Further, gold reserves have generally been declining for a number of years for the following reasons:

  the extended period of low gold prices from 1996 to 2001 made it economically unfeasible to explore for new deposits for most mining companies, and the demand for and production of gold products have exceeded the amount of new reserves added over the last several consecutive years.
Table of Contents	5

Reversing the decline in lower gold reserves is a long term process. Due to the extended time frame it takes to explore, develop, and bring new production on-line, the large mining companies are facing an extended period of lower gold reserves. Accordingly, junior companies that are able to increase their gold reserves more quickly should directly benefit with an increased valuation.

Additional factors causing higher gold prices over the past several years have come from a weakened U.S. dollar. Reasons for the lower dollar compared to other currencies include, but are not limited to, the historically low U.S. interest rates, the weak U.S. economy, the increasing U.S. budget and trade deficits, and the general worldwide political instability caused by the war on terrorism.

Our Current Business

We are an exploration stage company engaged in the exploration of mineral properties.

On November 21, 2013, the Company entered into an Asset Purchase Agreement with Jervis Explorations, Inc. whereby the Company purchased various mineral claims referred to as “Montauban Gold Tailings” in exchange for 400,000,000 shares of the Company.

We plan to undertake work on the Montauban Gold Tailings with a view to production on the mining claims.

We do not currently have funds available to undertake the planned work programs but are negotiating financing with various parties.

There is no assurance that a commercially viable mineral deposit, a reserve, exists until further work is undertaken and a comprehensive evaluation concludes economic and legal feasibility. We have not yet generated or realized any revenues from our business operations.

Should we be successful in raising sufficient funds in order to conduct our planned programs, the full extent and cost of which is not presently known, and such exploration programs results in an indication that production of our minerals of interest is economically feasible, then at that point in time we would make a determination as to the best and most viable approach for mineral extraction.

Competitive Business Conditions

As all of our minerals of interest are commodity products, they are expected to be readily saleable on an open market at then current prices. Therefore, we foresee no direct competition per se for the selling of our products, should we ever reach the production stage. However, we would be competing with numerous other companies in the region, in the country of Canada and globally, for the equipment, manpower, geological expertise and capital, required to fund, explore, develop, extract and distribute such minerals.

We compete with many companies in the mining business, including larger, more established mining companies with substantial capabilities, personnel and financial resources. Of the four types of mining companies, we believe junior mining companies represent the largest group of gold companies that are publicly listed. All four types of mining companies may have projects located in any of the gold producing continents of the world. Further, there is a limited supply of desirable mineral lands available for claim-staking, lease or acquisition in areas where we may conduct exploration activities. Because we compete with individuals and companies that have greater financial resources and larger technical staffs, we may be at a competitive disadvantage in acquiring desirable mineral properties. From time to time, specific properties or areas that would otherwise be attractive to us for exploration or acquisition are unavailable due to their previous acquisition by other companies or our lack of financial resources.

Competition in the mining industry is not limited to the acquisition of mineral properties but also extends to the technical expertise to find, advance and operate such properties; the labor to operate the properties; and the capital needed to fund the acquisition and operation of such properties. Competition may result in our company being unable not only to acquire desired properties, but to recruit or retain qualified employees, to obtain equipment and personnel to assist in our exploration

Table of Contents	6

activities or to acquire the capital necessary to fund our operation and advance our properties. Our inability to compete with other companies for these resources would have a material adverse effect on our results of operations and business.

As noted above, we compete with other mining and exploration companies, many of which possess greater financial resources and technical facilities than we do, in connection with the acquisition of suitable exploration properties and in connection with the engagement of qualified personnel. The gold exploration and mining industry is fragmented, and we are a very small participant in this sector. Many of our competitors explore for a variety of minerals and control many different properties around the world. Many of them have been in business longer than we have and have established more strategic partnerships and relationships and have greater financial accessibility than we have. Accordingly, given the significant competition for gold and silver exploration properties, we may be unable to continue to acquire interests in attractive gold and silver mineral exploration properties on terms we consider acceptable.

While we compete with other exploration companies in acquiring suitable properties, we believe that there would be readily available purchasers of gold and other precious metals if they were to be produced from any of the properties we currently have interests in. The price of precious metals can be affected by a number of factors beyond our control, including:

• fluctuations in the market prices;
• fluctuating supplies;
• fluctuating demand; and
• mining activities of others.

If we find gold mineralization that is determined to be of economic grade and in sufficient quantity to justify production, we may then seek significant additional capital through equity or debt financing to develop, mine and sell our production. Our production would probably be sold to a refiner that would in turn purify our material and then sell it on the open market or through its agents or dealers. In the event we should find economic concentrations of gold mineralization and were able to commence production, we do not believe that we would have any difficulty selling the gold we would produce.

We do not engage in hedging transactions and we have no hedged mineral resources.

General Government Regulations

Our mineral exploration program which we plan to undertake is subject to the regulations of the country of Canada, which sets forth rules for locating concessions, posting concessions, working concessions and reporting work performed. We are also subject to rules on how and where we can explore for minerals. We must comply with these laws to operate our business. Compliance with these rules and regulations will not adversely affect our operations. We are also subject to the numerous laws for the environmental protection of forests, lakes and rivers, fisheries, wild life, etc. These codes deal with environmental matters relating to the exploration and development of mining properties. We are responsible for providing a safe working environment, not disrupting archaeological sites and conducting our activities in a manner that prevents unnecessary damage to the property.

We will secure all necessary permits for exploration and, if exploitation is warranted, on the concessions, will file final plans of operation before we start any mining operations. We anticipate no discharge of water into any active stream, creek, river, lake or any other body of water regulated by environmental law or regulation. No endangered species will be disturbed. Restoration of the disturbed land will be completed according to law. All holes, pits and shafts will be sealed upon abandonment of the property. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start our operations and know what that will involve from an environmental standpoint. We are in compliance with all regulations at present and will continue to comply in the future. We believe that compliance with these regulations will not adversely affect our business operations.

We intend to subcontract exploration and exploitation work out to third parties under the guidance and direction of our management. We intend to use the services of contractors for manual labor exploration work.

Table of Contents	7

Marketing and Distribution

Gold can be readily sold on numerous markets throughout the world and it is not difficult to ascertain its market price at any particular time. Benchmark prices are generally based on the London gold market quotations. Gold bullion is held as an asset class for a variety of reasons, including as a store of value and a safeguard against the collapse of paper assets such as stocks, bonds and other financial instruments that are traded in fiat currencies not exchangeable into gold (at a fixed rate) under a “gold standard”, as a hedge against future inflation and for portfolio diversification. Governments, central banks and other official institutions hold significant quantities of gold as a component of exchange reserves. Since there are a large number of available gold purchasers, we will not be dependent upon the sale of gold to any one customer. Gold price volatility remained high in 2012, with the price ranging from $1,195 per ounce to $1,693 per ounce. Current prices are in the range of $1,250 per ounce. Gold has continued to attract investor interest through its role as a safe haven investment, store of value and alternative to fiat currency due to concerns over global economic growth, geopolitical issues, sovereign debt and deficit levels, bank stability, future inflation prospects, and continuing accommodative monetary policies put in place by many of the world’s central banks. In particular, the current monetary policies of the U.S. Federal Reserve have a significant impact on the price of gold. The continuing uncertain macroeconomic environment and loose monetary policies, together with the limited choice of alternative safe haven investments, is supportive of continued strong investment demand. This is evidenced by the growth in Exchange Traded Funds (“ETFs”), as well as the worldwide demand for physical gold in forms such as bars and coins. Physical demand for gold for jewelry and other uses also remains a significant driver of the overall gold market. A continuation of these trends is supportive of higher gold prices. Product fabrication and bullion investment are two principal sources of gold demand. The introduction of more readily accessible and liquid gold investment vehicles has further facilitated investment in gold. Within the fabrication category, there are a wide variety of end uses, the largest of which is the manufacture of jewelry. Other fabrication purposes include official coins, electronics, miscellaneous industrial and decorative uses, dentistry, medals and medallions.

Employees

As of the date of the filing of this report have not entered into employment agreements with our current officer or director of the Company and we currently have no employees. We had prior paid consulting fees to our former officer and director of $2,500 per month.

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

Table of Contents	8

Risks Relating to our Company

Because we may never earn revenues from our operations, our business may fail and then investors may lose all of their investment in our Company.

We have no history of revenues from mining operations and we have divested ourselves of all prior operations which generated minimal revenue.  We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably.  Our Company has no operating history in our current business, is in the pre-exploration stage and has a history of operating losses.  The success of our Company is significantly dependent on the uncertain events of the discovery and exploitation of mineral reserves on our properties or selling the rights to exploit those mineral reserves.  If our business plan is not successful and we are not able to operate profitably, then our stock may become worthless and investors may lose all of their investment in our Company.

We have no revenues from operations in our chosen business and have divested of our small revenue generating business to concentrate on our mining operations. We will not receive revenues from operations at any time in the near future... We have incurred losses. There can be no assurance that our operations will ever generate any revenues to fund our continuing operations or that we will ever generate positive cash flow from our operations. Further, we can give no assurance that we will attain or sustain profitability in any future period.

The feasibility of mineral extraction on the our mining concessions has not been established, as we have not completed exploration or other work necessary to determine if it is commercially feasible to develop the properties.

We are currently a mining pre-exploration stage company (see “Item 2 Properties” of this Report for more information regarding our mining assets).

According to SEC definitions, our concessions do not have any proven or probable reserves. A “reserve,” as defined by the SEC, is that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. A reserve requires a feasibility study demonstrating with reasonable certainty that the deposit can be economically extracted and produced. We have not carried out any feasibility study with regard to our mining concessions. As a result, we currently have no reserves and there are no assurances that we will be able to prove that there are reserves on our mining concessions.

We have no reported mineral reserves and if we are unsuccessful in identifying mineral reserves in the future, we may not be able to realize any profit from our property interests.

We are a pre-exploration stage company and have no reported mineral reserves.  Any mineral reserves will only come from extensive additional exploration, engineering, and evaluation of existing or future mineral properties.  The lack of reserves on our mineral properties could prohibit us from sale or joint venture of our mineral properties.  If we are unable to sell or joint venture for development of our mineral properties, we will not be able to realize any profit from our interests in such mineral properties, which could materially adversely affect our financial position or results of operations.  Additionally, if we or partners to whom we may joint venture our mineral properties are unable to develop reserves on our mineral properties, we may be unable to realize any profit from our interests in such properties, which could have a material adverse effect on our financial position or results of operations.

We are a pre-exploration stage company, and there is no assurance that a commercially viable deposit or “reserve” exists in the property in which we have claim.

We are a pre-exploration stage company and cannot assure you that a commercially viable deposit, or “reserve,” exists on our mineral properties. Therefore, determination of the existence of a reserve will depend on appropriate and sufficient exploration work and the evaluation of legal, economic and environmental factors. If we fail to find commercially viable deposits, our financial condition and results of operations will be materially adversely affected.

Mineral exploration is highly speculative in nature and there can be no certainty of our successful development of profitable commercial mining operations.

Table of Contents	9

The exploration and development of mineral properties involve significant risks that even a combination of careful evaluation, experience and knowledge may not eliminate. There is no certainty that the expenditures made by us towards the exploration and evaluation of mineral deposits will result in discoveries of commercial quantities of ore. While the discovery of an ore body may result in substantial rewards, few explored properties develop into producing mines. Substantial expenses may be incurred to locate and establish mineral reserves, develop metallurgical processes, and construct mining and processing facilities at a particular site. Whether a mineral deposit will be commercially viable depends on a number of factors, some of which are the particular attributes of the deposit, such as size, grade, and proximity to infrastructure; metals prices which are highly cyclical; drilling and other related costs that appear to be rising; and government regulations, including those related to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital. If we are unable to establish the presence of commercially exploitable reserves of minerals on our properties, our ability to fund future exploration activities will be impeded, we will not be able to operate profitably and investors may lose all of their investment in our company.

Because of the unique difficulties and uncertainties inherent in mineral exploration ventures, we face a high risk of business failure.

Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises.  The likelihood of success must be considered in light of the problems, expenses, difficulties, complications, and delays encountered in connection with the exploration of the mineral properties that we plan to undertake.  These potential problems include, but are not limited to, unanticipated problems relating to exploration, environmental permitting difficulties and delays and additional costs and expenses that may exceed current estimates.  The expenditures to be made by us in the exploration of the mineral claim may not result in the discovery of mineable mineral deposits.  Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts.  If the results of our exploration do not reveal viable commercial mineralization, we may decide to abandon our claims.  If this happens, our business will likely fail.

The nature of mineral exploration and production activities involves a high degree of risk and the possibility of uninsured losses that could materially and adversely affect our operations.

Exploration for minerals is highly speculative and involves greater risk than many other businesses.  Many exploration programs do not result in the discovery of mineralization and any mineralization discovered may not be of sufficient quantity or quality to be profitably mined.  Few properties that are explored are ultimately advanced to the stage of producing mines.  Our current exploration efforts are, and any future development or mining operations we may elect to conduct will be, subject to all of the operating hazards and risks normally incident to exploring for and developing mineral properties, such as, but not limited to the following:

•	economically insufficient mineralized material;
•	fluctuations in production costs that may make mining uneconomical;
•	labor disputes;
•	unanticipated variations in grade and other geologic problems;
•	seismic activity
•	environmental hazards;
•	water conditions;
•	difficult surface or underground conditions;
•	industrial accidents;
•	metallurgical and other processing problems;
•	mechanical and equipment performance problems;
•	failure of pit walls or dams, including retaining dams around tailing disposal areas;
•	unusual or unexpected rock formations;
•	personal injury, fire, flooding, cave-ins, rock bursts and landslides;
•	bad or hazardous weather conditions and other acts of God; and
•	decrease in reserves due to a lower gold price.

Table of Contents	10

Any of these risks can materially and adversely affect, among other things, the development of properties, production quantities and rates, costs and expenditures and production commencement dates and could also result in damage to, or destruction of, mines and other producing facilities, damage to life or property, environmental damage and possible legal liability. We currently have no insurance to guard against any of these risks.  If we determine that capitalized costs associated with any of our mineral interests are not likely to be recovered, we would incur a write-down of our investment in these interests.  All of these factors may result in losses in relation to amounts spent which are not recoverable.

If any of these risks and hazards adversely affect our mining operations or our exploration activities, they may: (i) increase the cost of exploration to a point where it is no longer economically feasible to continue operations; (ii) require us to write down the carrying value of one or more mines or a property; (iii) cause delays or a stoppage in the exploration of minerals; (iv) result in damage to or destruction of mineral properties or processing facilities; and (v) result in personal injury, death or legal liability. Any or all of these adverse consequences may have a material adverse effect on our financial condition, results of operations and future cash flows.

The potential profitability of mineral ventures depends in part upon factors beyond the control of our company and even if we discover and exploit mineral deposits, we may never become commercially viable and we may be forced to cease operations.

The commercial feasibility of mineral properties is dependent upon many factors beyond our control, including the existence and size of mineral deposits in the properties we explore, the proximity and capacity of processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental regulation.  These factors cannot be accurately predicted and any one or a combination of these factors may result in our company not receiving an adequate return on invested capital.  These factors may have material and negative effects on our financial performance and our ability to continue operations.

Mineralized material is based on interpretation and assumptions and may yield less mineral production under actual conditions than is currently estimated.

Unless otherwise indicated, mineralized material presented in our filings with securities regulatory authorities, including the SEC, press releases, and other public statements that may be made from time to time are based upon estimates made by our consultants.  When making determinations about whether to advance any of our projects to development, we must rely upon such estimated calculations as to the mineralized material on our properties.  Until mineralized material is actually mined and processed, it must be considered an estimate only.  These estimates are imprecise and depend on geological interpretation and statistical inferences drawn from drilling and sampling analysis, which may prove to be unreliable.  We cannot assure you that these mineralized material estimates will be accurate or that this mineralized material can be mined or processed profitably.  Any material changes in estimates of mineralized material will affect the economic viability of placing a property into production and such property’s return on capital.  There can be no assurance that minerals recovered in small scale tests will be recovered at production scale.  The mineralized material estimates have been determined and valued based on assumed future prices, cut-off grades and operating costs that may prove inaccurate.  Extended declines in market prices for gold may render portions of our mineralized material uneconomic and adversely affect the commercial viability of one or more of our properties and could have a material adverse effect on our results of operations or financial condition.

The construction of mines are subject to all of the risks inherent in construction.

These risks include potential delays, cost overruns, shortages of material or labor, construction defects and injuries to persons and property.  While we anticipate taking all measures which we deem reasonable and prudent in connection with construction, there is no assurance that the risks described above will not cause delays or cost overruns in connection with such construction.  Any delay would postpone our anticipated receipt of revenue and adversely affect our operations.  Cost overruns would likely require that we obtain additional capital in order to commence production.  Any of these occurrences may adversely affect our ability to generate revenues and the price of our stock.

An adequate supply of water may not be available to undertake mining and production at our property.

Table of Contents	11

The amount of water that we are entitled to use from wells or other water sources must be determined by the appropriate regulatory authorities.  A determination of these rights is dependent in part on our ability to demonstrate a beneficial use for the amount of water that we intend to use.  Unless we are successful in developing a property to a point where it can commence commercial production of gold or other precious metals, we may not be able to demonstrate such beneficial use.  Accordingly, there is no assurance that we will have access to the amount of water needed to operate a mine at our properties.

Exploration and exploitation activities are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated causing an adverse effect on our company.

Exploration and exploitation activities are subject to laws, regulations, and policies, including laws regulating the removal of natural resources from the ground and the discharge of materials into the environment.  Exploration and exploitation activities are also subject to laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment.

Various permits from government bodies are required for drilling operations to be conducted, and no assurance can be given that such permits will be received.  Environmental and other legal standards imposed by the authorities may be changed and any such changes may prevent us from conducting planned activities or increase our costs of doing so, which would have material adverse effects on our business.  Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us.  Additionally, we may be subject to liability for pollution or other environmental damages which we may not be able to or elect not to insure against due to prohibitive premium costs and other reasons.  Any laws, regulations, or policies of any government body or regulatory agency may be changed, applied, or interpreted in a manner which will alter and negatively affect our ability to carry on our business.

Mineral exploration and development activities are subject to various laws governing prospecting, development, taxes, labor standards and occupational health, mine safety, toxic substances, land use, water use, land claims of local people and other matters.  We cannot assure you that new rules and regulations will not be enacted or that existing rules and regulations will not be applied in a manner which could limit or curtail our exploration or development of our properties.

Our operating costs could be adversely affected by inflationary pressures especially to labor, equipment and fuel costs.

The global economy is currently experiencing a period of high commodity prices and as a result the mining industry is attempting to increase production at new and existing projects, while also seeking to discover, explore and develop new projects.  This has caused significant upward price pressures in the costs of mineral exploration companies, especially in the areas of skilled labor and drilling equipment, both of which are in tight supply and whose costs are increasing.  Continued upward price pressures in our exploration costs may have an adverse impact to our business.

We may be unable to obtain the funds necessary to effect our business plan.

Currently we do not have funds to undertake any exploration or development on our current mining claims. We have been successful in obtaining financing for operations by way of loans but as an exploration company it is often difficult to obtain adequate financing when required, and it is not necessarily the case that the terms of such financings will be favorable. If we fail to obtain additional financing on a timely basis, we could forfeit our mineral property interests and/or reduce or terminate operations, our business could fail, and investors could lose their entire investment.

Because our business involves numerous operating hazards, we may be subject to claims of a significant size, which would cost a significant amount of funds and resources to rectify. This could force us to cease our operations.

Our operations are subject to the usual hazards inherent in exploring for minerals, such as general accidents, explosions, chemical exposure and cratering. The occurrence of these or similar events could result in the suspension of operations, damage to or destruction of the equipment involved and injury or death to personnel. Operations also may be suspended because of machinery breakdowns, abnormal climatic conditions, failure of subcontractors to perform or supply goods or services or personnel shortages. The occurrence of any such contingency would require us to incur additional costs, which would adversely affect our business.

Table of Contents	12

Damage to the environment could also result from our operations. If our business damages the environment, we may be subject to claims of a significant size that could force us to cease our operations.

Mineral resource exploration, production and related operations are subject to extensive rules and regulations of federal, provincial, and local agencies. Failure to comply with these rules and regulations can result in substantial penalties. Our cost of doing business may be affected by the regulatory burden on the mineral industry. Although we intend to substantially comply with all applicable laws and regulations, because these rules and regulations frequently are amended or interpreted, we cannot predict the future cost or impact of complying with these laws.

Environmental enforcement efforts with respect to mineral operations have increased over the years, and it is possible that regulations could expand and have a greater impact on future mineral exploration operations. Although our management intends to comply with all legislation and/or actions of local, provincial, state and federal governments, non-compliance with applicable regulatory requirements could subject us to penalties, fines and regulatory actions, the costs of which could harm our results of operations. We cannot be sure that our proposed business operations will not violate environmental laws in the future.

Our operations and properties are subject to extensive laws and regulations relating to environmental protection, including the generation, storage, handling, emission, transportation and discharge of materials into the environment, and relating to health and safety. These laws and regulations may do any of the following: (i) require the acquisition of a permit or other authorization before exploration commences; (ii) restrict the types, quantities and concentration of various substances that can be released in the environment in connection with exploration activities; (iii) limit or prohibit mineral exploration on certain lands lying within wilderness, wetlands and other protected areas; (iv) require remedial measures to mitigate pollution from former operations; and (v) impose substantial liabilities for pollution resulting from our proposed operations.

The exploration of mineral reserves are subject to all of the usual hazards and risks associated with mineral exploration, which could result in environmental damage possible legal liability for any or all damages. This would adversely affect our business and may cause us to cease operations.

Severe weather or violent storms could materially affect our operations due to damage or delays caused by such weather.

Our exploration activities are subject to normal seasonal weather conditions that often hamper and may temporarily prevent exploration activities.  There is a risk that unexpectedly harsh weather or violent storms could affect areas where we conduct exploration activities.  Delays or damage caused by severe weather could materially affect our operations or our financial position.

Our business is extremely dependent on gold, commodity prices, and currency exchange rates over which we have no control.

Our operations will be significantly affected by changes in the market price of gold and other commodities since the evaluation of whether a mineral deposit is commercially viable is heavily dependent upon the market price of gold and other commodities.  The price of commodities also affects the value of exploration projects we own or may wish to acquire.  These prices of commodities fluctuate on a daily basis and are affected by numerous factors beyond our control.  The supply and demand for gold and other commodities, the level of interest rates, the rate of inflation, investment decisions by large holders of these commodities including governmental reserves and stability of exchange rates can all cause significant fluctuations in prices.  Such external economic factors are in turn influenced by changes in international investment patterns and monetary systems and political developments.  The prices of commodities have fluctuated widely and future serious price declines could have a material adverse effect on our financial position or results of operations.

Fluctuating gold prices could negatively impact our business plan.

The potential for profitability of our gold mining operations and the value of our mining properties are directly related to the market price of gold.  The price of gold may also have a significant influence on the market price of our shares.  If we obtain positive drill results and progress one of our properties to a point where a commercial production decision can be made, our decision to put a mine into production and to commit the funds necessary for that purpose must be made long before any

Table of Contents	13

revenue from production would be received.  A decrease in the price of gold at any time during future exploration and development may prevent our property from being economically mined or result in the write-off of assets whose value is impaired as a result of lower gold prices.  The price of gold is affected by numerous factors beyond our control, including inflation, fluctuation of the United States dollar and foreign currencies, global and regional demand, the purchase or sale of gold by central banks and the political and economic conditions of major gold producing countries throughout the world.  The volatility of mineral prices represents a substantial risk which no amount of planning or technical expertise can fully eliminate.  In the event gold prices decline and remain low for prolonged periods of time, we might be unable to develop our properties or produce any revenue.

The volatility in gold prices is illustrated by the following table, which sets forth, for the periods indicated (calendar year), the high and low prices in U.S. dollars per ounce of gold, based on the daily London P.M. fix.

Gold Price per Ounce ($)

Year	High	Low
1999	$326	$253
2000	312	263
2001	293	256
2002	349	278
2003	416	320
2004	454	375
2005	537	411
2006	725	525
2007	691	608
2008	1,011	713
2009	1,213	810
2010	1,421	1,058
2011	1,895	1,319
2012	1,791	1,540

Estimates of mineralized materials are subject to geologic uncertainty and inherent sample variability.

Although the estimated resources at our existing properties will be delineated with appropriately spaced drilling, there is inherent variability between duplicate samples taken adjacent to each other and between sampling points that cannot be reasonably eliminated.  There also may be unknown geologic details that have not been identified or correctly appreciated at the proposed level of delineation.  This results in uncertainties that cannot be reasonably eliminated from the estimation process.  Some of the resulting variances can have a positive effect and others can have a negative effect on mining and processing operations.  Acceptance of these uncertainties is part of any mining operation.

Table of Contents	14

We may not be able to compete with current and potential exploration companies, some of which have greater resources and experience than we do in developing mineral reserves.

The natural resource market is intensely competitive, highly fragmented and subject to rapid change. Our competition includes established mining companies with substantial capabilities and with greater financial and technical resources than we have.  We may be unable to compete successfully with our existing competitors or with any new competitors. We will be competing with many exploration companies that have significantly greater personnel, financial, managerial and technical resources than we do.

As a result of this competition, we may have to compete for financing and be unable to acquire financing on terms we consider acceptable.  We may also have to compete with the other mining companies in the recruitment and retention of qualified managerial and technical employees. This competition from other companies with greater resources and reputations may result in our failure to maintain or expand our business.

We may not have access to all of the supplies and materials we need to begin exploration, which could cause us to delay or suspend operations.

Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies and certain equipment such as bulldozers and excavators that we might need to conduct exploration. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locate products, equipment and materials prior to undertaking exploration programs. If we cannot find the products, equipment and materials we need, we will have to suspend our exploration plans until we do find the products, equipment and materials.

We are subject to new corporate governance and internal control reporting requirements, and our costs related to compliance with, or our failure to comply with existing and future requirements, could adversely affect our business.

We may face new corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations subsequently adopted by the SEC and the Public Company Accounting Oversight Board.  These laws, rules, and regulations continue to evolve and may become increasingly stringent in the future.  In particular, under rules proposed by the SEC on August 6, 2006, we are required to include management’s report on internal controls as part of our annual report pursuant to Section 404 of the Sarbanes-Oxley Act.  We strive to continuously evaluate and improve our control structure to help ensure that we comply with Section 404 of the Sarbanes-Oxley Act.  The financial cost of compliance with these laws, rules, and regulations is expected to remain substantial.  We cannot assure you that we will be able to fully comply with these laws, rules, and regulations that address corporate governance, internal control reporting, and similar matters.  Failure to comply with these laws, rules and regulations could materially adversely affect our reputation, financial condition, and the value of our securities.

We depend on our sole officer and director and the loss of this individual could adversely affect our business.

Our Company is completely dependent on our sole officer and director, Alberto Barrientos. We currently have no employees and the loss of this individual could significantly and adversely affect our business, could result in a complete failure of the Company. We do not carry any life insurance on the life of Mr. Barrientos.

Risks Relating to an Investment in our Securities

Because of the early stage of development and the nature of our business, our securities are considered highly speculative.

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of its development. We are engaged in the business of exploring and, if warranted and feasible, developing natural resource properties. Our mining claims are in the exploration stage only and are without proven reserves of natural resources. Accordingly, we have not generated any revenues nor have we realized a profit from our operations to date, and there is little likelihood that we will generate any revenues or realize any profits in the short term. Any profitability in the future from our business will be dependent upon locating and developing economic reserves of natural resources, which itself is subject to numerous risk factors as set forth herein. Since we have not generated any revenues, we will have to raise additional monies through the sale of our equity securities or debt in order to continue our business operations.

Table of Contents	15

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

Table of Contents	16

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

Investors may have difficulty reselling shares of our common stock, either at or above the price they paid for our stock, or even at fair market value. The stock markets often experience significant price and volume changes that are not related to the operating performance of individual companies, and because our common stock is thinly traded it is particularly susceptible to such changes. These broad market changes may cause the market price of our common stock to decline regardless of how well we perform as a company. In addition, there is a history of securities class action litigation following periods of volatility in the market price of a company’s securities. Although there is no such shareholder litigation currently pending or threatened against the Company, such a suit against us could result in the incursion of substantial legal fees, potential liabilities and the diversion of management’s attention and resources from our business. Moreover, and as noted below, our shares are currently traded on the OTC-PK and, further, are subject to the penny stock regulations. Price fluctuations in such shares are particularly volatile and subject to manipulation by market-makers, short-sellers and option traders.

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

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTies

Executive Offices

Our sole officer and director, Alberto Barrientos, currently provides offices to the Company free of charge. Our offices are at #98 – 50 Carrera 73, Medellin, Colombia. Our telephone number is 1(888)876-9995.

Table of Contents	17

Mineral Properties

Montauban Gold Tailings

On November 21, 2013, we entered into an Asset Purchase Agreement with Jervis Explorations, Inc. whereby the Company purchased a 100% interest in various mineral claims referred to as “Montauban Gold Tailings” from the then current property holder Jervis Explorations Inc. (“Jervis”). The mineral claims consist of 8 separate titles as follows: CDC2336196, CDC2336197, CDC2336198, CDC2336199, CDC2336200, CDC2336201, CDC2336202, and CDC2336203. Jervis staked the property in March 2012 after Excel Mining, Inc. (“EMG”) abandoned their claim in 2011. EMG staked the claim in 2009 after a lapse of 20 years.

The purchase is subject to a 3% royalty payment to be made by the Company to Jervis Exploration, Inc.  Per the terms of the Agreement, "3% Net Smelter Returns" means 3% of the net amount of money received by the Purchaser for its own account from the sale of ore, or ore concentrates or other mineral products from the Claims to a smelter or other mineral products buyer after deduction of smelter and/or refining charges, ore treatment charges, penalties and any and all charges made by the purchaser of ore, concentrates, or other mineral products, less any and all transportation costs which may be incurred in connection with the transportation of ore or concentrates, less all umpire charges which the purchaser may be required to pay.

With the execution of this agreement and the issuance of the share consideration we are the beneficial owner of a 100% interest in the Montauban Gold Tailings. The Montauban tailing claims comprises 8 mineral titles, totaling 253.31 hectares located near the small village of Montauban les Mines, about 75 miles west of Quebec City, in the Province of Quebec, Canada. While there are previous geological reports on the property which denote that there is a potential for processing of the tailings and producing gold, there are no reserve reports on which the Company can presently rely on to define reserves on the property. We do not have any ore body and have not generated any revenues from our operations. We acquired the Montauban Gold Tailings because the claim area has mine tailings which we believe may be processed to recover gold. silver and zinc.

We plan to undertake an evaluation of the mine tailing by way of metallurgical testing to determine the maximum recovery of the tailings for gold, silver and zinc and we are currently putting budgets in place in order to undertake this work. We do not presently have any funding for operations and we will be required to raise funding in order to undertake any work on the mining claims.

The Quebec Mining Act

On December 10, 2013, Bill 70 – An Act to amend the Mining Act (Bill 70), tabled by the Minister of Natural Resources (the Minister) on December 5, 2013, was adopted by the Québec National Assembly. Bill 70 is the current government’s second attempt to reform Québec’s mining legislation after Bill 43, tabled in June and which sought to replace the existing Mining Act, was blocked by the opposition on October 30.

Bill 70 includes most of the changes proposed by Bill 43; however, in order to obtain the opposition parties’ support, the government had to make certain concessions, discussed below, on important aspects of the bill.

Conditions for granting a mining lease

First, with respect to the conditions for granting a mining lease, the ore processing feasibility study proposed in Bill 43 and which mining investors viewed as a major irritant, has been replaced by a scoping and market study, expected to be both less costly and less time consuming.

Another controversial proposal of Bill 43 concerned the power given to the Minister to require, when granting a mining lease, that the lessee maximize the economic spinoffs of mining the mineral resources in Québec. While Bill 70 reiterates this proposal, it specifies that this requirement may only be imposed by the Minister on reasonable grounds. However, the obligation contained in Bill 43 for mining lease holders to establish and maintain a committee to monitor and maximize economic spinoffs for local communities remains as is.

Table of Contents	18

Lastly, in the same manner as Bill 43, Bill 70 stipulates that a mining lease cannot be granted until a rehabilitation and restoration plan, for which the certificate of authorization required under the Environment Quality Act has been issued, has been submitted to the Minister. However, Bill 70 allows this condition to be waived if the time required to obtain the required certificate proves to be unreasonable and is likely to undermine the project’s realization.

Provisions applicable to claims

Concerning the provisions applicable to claims, Bill 70 maintains the current rule allowing the claim holder to use any excess amount spent for a claim on other claims located within a radius of 4.5 kilometres, unlike Bill 43, which proposed reducing this radius to 3.5 kilometres. The other amendments announced in Bill 43 remain, including (i) limiting the carry-forward period of work credits to 12 years; (ii) increasing the amount to pay to avoid performing mandatory exploration work to twice the cost of the work that should have been performed to renew a claim; and (iii) the obligation to send the Minister a report on the work performed in the previous year on each anniversary of the registration of the claim. Note that on this last point, unlike Bill 43, Bill 70 eliminates the obligation to also submit a plan of the work to be performed in the coming year. In addition, as provided in Bill 43, the new claim holder must notify the municipality and the landowner concerned of his claim within 60 days of registration; however, Bill 70 reduces to 30 days (compared to 90 days in Bill 43) the period within which the claim holder must notify the municipality and the landowner before performing work. Lastly, Bill 70 does not give the Minister the power to auction off certain claims, a measure that was proposed by the Québec Liberal Party during its attempt to reform mining legislation in 2011 and that was included in Bill 43.

Environmental assessments, public consultations and Native communities

Under Bill 70, theRegulation respecting environmental impact assessment and review is amended in order to make all mining projects with processing or production capacity of more than 2,000 metric tons per day subject to an environmental assessment while all projects relating to rare earth processing will be subject to this assessment regardless of their processing or production capacity. This is a compromise between the former regime which targeted mining projects of more than 7,000 tons per day and Bill 43, which sought to subject all mining projects to such  environmental assessment.

While mining projects with a production capacity of less than 2,000 tons will not be subject to this environmental assessment, they will be required to hold a public consultation in the region concerned before applying for a mining lease.

Lastly, in response to criticism that Bill 43 did not sufficiently address Native issues, Bill 70 introduces a new chapter to the Mining Act providing that it be construed in a manner consistent with the obligation to consult Native communities and obligating the Minister to develop a Native community consultation policy specific to the mining sector.

Disclosure of information

As announced in Bill 43, mining companies will have increased disclosure obligations requiring them to make public the quantity and value of the ore extracted and royalties paid annually, as well as their rehabilitation and restoration plan. That said, Bill 70 tempers these disclosure requirements by specifying that data contained in exploration work reports in relation to amounts beyond the allowances that may be claimed under the Mining Tax Act remain confidential for five years. As well, in contrast with Bill 43, it provides that agreements between mining companies and communities do not have to be disclosed and that the data contained therein may only be used for statistical purposes.

Other amendments to the Mining Act

With the assent of Bill 70, a number of other changes that had been proposed during past attempts to reform the Mining Act will be implemented, including the following: (i) mining companies must provide a guarantee covering the anticipated cost of completing the work required under the rehabilitation and restoration plan, (ii) mining companies are required to report any discovery of uranium ore, (iii) the Minister may refuse to grant a sand and gravel lease for reasons of public interest, (iv) mining rights holders’ power of expropriation may be exercised only at the extraction stage and companies holding such power must provide financial support to expropriated owners to cover the cost of certain professional services, (v) the Act respecting land use planning and development is amended to increase the land use planning and development powers of regional county municipalities, and (vi) fines for offences under the Mining Act are increased substantially, now reaching a maximum of $6 million.

Table of Contents	19

Conclusion

While some observers would say the process of reforming Québec’s mining legislation has been anything but smooth, the adoption of Bill 70 will undoubtedly appease the mining industry and investors alike by increasing the predictability and stability of the legal framework and investment conditions. It should be recalled that this is the fourth attempt in as many years to reform the Mining Act, which has not been amended since 1987. Bill 70 has been in force since December 10, its date of assent.

Quebec Bill 55, which contains amendments to Quebec's Mining Tax Act, received first reading in the Quebec legislature on November 12, 2013. The 28-page bill introduces a new method for computing mining tax, among other changes. The new regime is scheduled to come into effect as of January 1, 2014. However, because Quebec has a minority government it is not certain that this bill will become law.

The Quebec Minister of Finance presented details of Quebec's new mining tax system on May 6, 2013. Under the new regime in Quebec's Mining Tax Act, mining operators in Quebec will be required to pay the higher of a new minimum mining tax applied to the value of the ore at the mine shaft head and a progressive tax on excess profits.

Bill 55 makes several changes to the Mining Tax Act including:

  Introducing progressive mining tax rates ranging from 16% to 28% (replacing the single tax rate of 16%)
  Implementing a minimum mining tax based on the mine-mouth output value
  Implementing a non-refundable duties credit on account of the minimum mining tax
  Increasing the processing allowance
  Introducing anti-avoidance rules to ensure compliance with the Mining Tax Act.

.The Company is currently reviewing all of the enactments which are law and those that may become law to determine what impact it will have on its planned operations.

Location and Means of Access

The Montauban Gold Tailings claims are located within walking distance from the small village of Montauban les Mines, at about 75 miles west of Quebec City. Moutauban les Mines is easily accessible by a paved road from the village of St-Ubald near-by and is only 6 miles away by road to a railway linking Quebec City with the mining towns of northwestern Quebec (Val d’Or Noranda). Water and electric power are easily available close to the property.

Table of Contents	20

Table of Contents	21

76°
74°
72°
70°
L. St - Jean
Roberval
R. Saguenay
Chicoutimi
QUEBEC
48°
BOVILLE RESOURCES LTD
Quebec
Trois - Rivières
Thetford Mines
46°
Riv. Outaouais
St - Hyacinthe
Ottawa
Montreal
Sherbrooke

Table of Contents	22

ST. UBALD PARISH
MONTAUBAN TWP.
46° 50'
72° 20'
72° 20'
C. M.
284
339331 - 5
Lot 332
339331 - 4
339331 - 3
Lot 330
339329 - 1
339329 - 2
339329 - 3
339334 - 1
339329 - 4
339330 - 3
Lot 40
339329 - 5
Lot 38
339330 - 1
339330 - 2
339331 - 1
Lot 38
RANGE II
RANGE I
Lac
Perreault
① NORTH - WEST PROPERTY
② SOUTH - EAST PROPERTY
③ MUSCOCHO
BOVILLE RESOURCES LTD.
CLAIM MAP
SCALE : 1 : 31,680
Jean Pépatie et Associés
GÉOLOGUES CONSEILS

Table of Contents	23

History and Previous Operations

A discovery of zinc and lead mineralization by Elzear Gauter in 1910 was at the origin of the mining activites in Montauban. In 1911, Pierre Tetrault acquired the mining rights of the land containing the deposit and started mining. From that date mining and milling operations were carried out intermittently till 1965 by various interests or companies. Following is a list of those operators:

1914-1915 -The Weedon Mining Company

1915-1921 – The Zinc Company

1923-1924 – Tetrault Estate

1924-1929- British Metal Corporation

1935-1937 – Tetrault Estate

1942-1945 – Siscoe Metals Limited (Wartime Metals Corp.)

1948-1955 – Anacon Lead Mines Ltd.

1958-1965 – Ghislau Mining Corporation

Ghislau Mining Corporation limited its activites to bulk sampling of the tailings ponds resulting from the 1914 – 1944 operations, diamond drilling and rehabilitation of the old mill to recycle the tailings for recovery of their zinc, silver and gold content. The death of their President in 1961, prevent the project from progressing.

The bulk sample taken by Ghislau in 1960 consisted of 24,000 pounds of tailing which were processed at the Quebec Dept of Mines pilot plant in Quebec City and which gave the following results:

	ZN	Pb	Au (oz/ton)	Ag (oz/ton)
Heads	1.51%	1.12%	0.095	2.53
Recovery	1.19%	0.93%	0.081	1.696
Rec. %	79.3	83.5	86.7	70.72

The production from 1914 to 1944 amounted to 1,289,217 tons of ore milled from which there were shipped:

Zinc	153,602,650 pounds
Lead	47,416,800 pounds
Gold	40,000 ounces
Silver	4,002,300 ounces

From 1948 to 1955 approximately 1,375,371 tones were milled producing:

Zinc	87,160,636 pounds
Lead	34,389,389 pounds
Gold	16,876 ounces
Silver	2,647,517 ounces

For the first period, the recovery of the minerals was not so good on account of poor milling procedures and it was believed that a good part of the metals is still in the tailings. A large portion of these tailings were stored on the property which was acquired in 1981 by Boville Resources Ltd. of Vancouver, B.C.

In 1981 through 1982, a physical drill hold program and sampling was performed by Boville Resources Ltd. Boville Resources, Ltd. allowed the claim to lapse in 1984. After such time no claim was staked until 2009, when Excel Mining, Inc. (EMG) staked its claim. The EMG claim lapse in 2011 and Jervis Exploration staked the claim in March 2012 and has held the claim since.

There is undated and unattributed information available that shows in 1984 samples of the tails were subjected to cyanide leaching and tests which reported a 42 day recovery of 92% on gold and 57.8% on silver.

Table of Contents	24

The property was drilled by EGM in 2009 which recommend trenching and sampling to evaluate the resources and value.

In September 2011, a review of the available information on the mining claims was undertaken and determined that in the early 1980’s the tailings ponds were the subject of a systematic evaluation aimed at determining if there were economics connected with re-processing the material. The information and data was dated, but believed by the reviewer to be reasonably document and performed with reasonable and customary methodology. It was advised that the data could be rapidly verified, updated and augmented with metallurgical testing using more recently developed process technology that may offer better returns.

Present Operations

The Company is currently undertaking a review of all of the available data and expects to retain qualified geologists to undertake an updated review of the project and put forth a plan of development. It is expected that the Company will have an exploration and development plan in place by the end of February, 2014.

Mineralization

The initial project is believed to be approximately 400,000 tons of mill tailings which 1984 sampling of 169 holds (over 200 samples), shows to average 0.041 opt gold, 2.71 opt silver, about .9 percent zinc and .18 percent lead. The report at 2011 current metal proices determined an apparent gross value in the gold and silver in excess of $50,000,000 at current metal pricing.

Item 3. Legal Proceedings

We know of no material, active or pending legal proceedings against our Company, nor of any proceedings that a governmental authority is contemplating against us.

Item 4. MINE SAFETY DISCLOSURES

Not Applicable

Table of Contents	25

Part II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Market Information

The Company's common stock is currently quoted on the OTCMarketsQB (OTCQB) under the trading symbol “DUSS.” Following is a report of high and low closing bid prices for each quarterly period for the fiscal years ended October 31, 2013 and October 31, 2012.

Quarter	High ($)	Low ($)
4th Quarter ended 10/31/2013	0.0015	0.0005
3rd Quarter ended 7/31/2013	0.0015	0.0006
2nd Quarter ended 4/302013	0.0021	0.0004
1st Quarter ended 1/31/2013	0.0011	0.0004

4th Quarter ended 10/31/2012	0.0028	0.0005
3rd Quarter ended 7/31/2012	0.0036	0.0004
2nd Quarter ended 4/302012	0.0039	0.0012
1st Quarter ended 1/31/2012	0,.0054	0.0012

The above information was taken from information on theOTC Markets website at www.otcmarkets.com. The quotations provided may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

As of January 29, 2014, there were 58 record holders of the Company’s common stock (which number does not include the number of stockholders whose shares are held by a brokerage house or clearing agency, but does include such brokerage houses or clearing agencies as one record holder

Dividends

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Recent Sales of Unregistered Securities

During the three months ended October 31, 2013 and the subsequent period to the date of the filing of this annual report, the Company issued the following shares:

On November 21, 2013, the Company agreed to issue a total of 400,000,000 common shares at a deemed price of $0.0009, which was the closing price of the shares on the date of execution of the acquisition agreement in consideration for the acquisition of certain mining claims.

Table of Contents	26

The Company claims an exemption from the registration requirements of the Securities Act of 1933, as amended, for the issuance of shares to Jervis Exploration, Inc. s, Inc. pursuant to Section 5 of the Act and/or Rule 903 of Regulation S promulgated thereunder since, among other things, the transaction does not involve a public offering, as Jervis Exploration, Inc. is not a US entity and have access to information about the Company and its purchase, the purchasers will take the securities for investment and not resale.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During each month within the fourth quarter of the fiscal year ended October 31, 2013, neither we nor any “affiliated purchaser,” as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our common stock or other securities.

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

Background

We were incorporated on October 1, 2006 in the State Nevada under the name Release Your Lease Inc. Effective June 11, 2007, we completed a merger with our wholly subsidiary Dussault Apparel Inc., a company created solely for the purpose of the merger and change of name to Dussault Apparel Inc. From the date of the merger with Dussault Apparel Inc. until November 21, 2013, the Company operated solely in the garment industry initially by being a manufacturer–wholesaler and to licensing of its trademark to other wholesalers in the primarily in the Canadian market, while promoting its marque. The Company also purchased the trademark of a cosmetics line. Currently no sales, production or sampling of the cosmetic line has occurred or is planned.  As business continued to decline, the Company renegotiated its licensing agreement in early 2013 to receive royalty income only for its designs with one current manufacturer.

On October 15, 2013, the Board of Directors and management changed with the appointment of Orlando Alberto Barrientos Acevedo (“Alberto Barrientos”) being appointed the sole officer and director. A review of the current business of the Company was made and a determination was made to change the business of the Company.

On November 21, 2013, the Company entered into an Asset Purchase Agreement with Jervis Explorations, Inc. whereby the Company purchased various mineral claims referred to as “Montauban Gold Tailings” in exchange for 400,000,000 shares of the Company.    This acquisition enacted a change of business of the Company and effected a change of control with Jervis Explorations, Inc. becoming the controlling shareholder of the Company. The Company is currently divesting itself of all of its prior business assets and will solely operate in the mining industry.

Table of Contents	27

On December 9, 2013, the Company received a written consent in lieu of a meeting of stockholders from the holder of 400,000,000 shares of Common Stock (representing 53.1% of the issued and outstanding shares of Common Stock).  The written consent adopted resolutions approving an amendment to the Company’s articles of incorporation changing the name of the Company from Dussault Apparel, Inc. to “Prospect Ventures, Inc.”  In addition, the shareholders approved a reverse stock split at a ratio of 800:1. The name change and the reserve split are subject to the requisite regulatory approvals prior to becoming effective. As of the date of the filing of this Annual Report, the Company has not effected the change and is intends to file with FINRA by the end of February 2014. .

At the report date mineral claims, with unknown reserves, have been acquired. We have not established the existence of a commercially mineable ore deposit and therefore have not reached the development stage and are considered to be in the exploration stage.

Liquidity & Capital Resources

As of October 31, 2013, our cash balance was $290, which is a decrease from our cash balance of $7,151 as of October 31, 2012. Total current assets decreased to $4,783 (2013) from $16,651 (2012) as we collected receivables and expended those funds for operations. Accounts receivables decreased to $3,891 (2013) from $5,484 (2012) and other receivables were at $Nil (2013) from $4,016 (2012). During the fiscal year ended October 31, 2013 we obtained and used loans totaling $22,385 to pay various operating expenses related to the ongoing management of the Company as compared to loans of $63,000 during the fiscal year ended October 31, 2012. The loans for the period ended October 31, 2012 were settled in full, including accrued interest by the issuance of shares of the Company’s common stock. The loans for the period ended October 31, 2013 are secured by demand promissory notes.

Our revenues for fiscal 2012 and 2013 were not sufficient to meet our operating and capital expenses. Since the fiscal year ended October 31, 2013, the Company has undertaken a change of business and at this time is reviewing capital requirements for operations and to progress its mining project. Capital requirements for operations over the next twelve months are estimated to be a maximum of $275,000 which it believes will pay operating expenses and pay off its existing liabilities. The Company is not at this time in a position to state the capital requirements that will be needed for its mining project. Since our inception, we have been dependent on investment capital as an important source of liquidity. Subsequent to the period covered by this report, the Company has divested itself of its royalty income in settlement of loans in the amount of approximately $5,000 with a third party creditor. The Company will no longer have revenue to apply to operations, however, operations for the last two fiscal years generated negative cash flow and the Company wants to ensure it divests of all unrelated operations so that it may focus its attentions on its new project in the mining industry. Management believes that if it can successfully finance its mining project, it will generate sufficient revenues to maintain all of its operational costs and ultimately generate a profit for the Company. We need to secure additional working capital in the short-term in order to sustain our operations and execute our business plan. We have incurred operating losses since inception, and this is likely to continue into the fiscal year ending October 31, 2014. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis should it be required, or generate significant material revenues from operations, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease our operations.

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

Table of Contents	28

Results of Operations

The discussion and financial statements contained herein are for our fiscal year ended October 31, 2013 and October 31, 2012.  The following discussion regarding our financial statements should be read in conjunction with our financial statements included herewith.

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

Comparison of the Fiscal Year Ended October 31, 2013 and October 31, 2012

During the fiscal years ended October 31, 2013 and 2012, we earned gross revenues of $8,552 as compared to $30,029, with gross profit of $ 8,552 in the current fiscal year as compared to $30,029 for the year ended October 31, 2012. For the fiscal year ended October 31, 2013, our loss from operations decreased to $74,449, from $88,700 in the prior year. This decrease was mainly due to a l reduction in administrative expenses to $17,622 for the fiscal year ended October 31, 2013 from $60,699 in the fiscal year ended October 31, 201, as well as a small decrease in professional fees from $41,462 (2012) as compared to $37,946 in the current fiscal year (2013),, offsetting an increase in consulting fees to $27,433 (2013) from $12,146 (2012). We had total expenses of $82,408 during the fiscal year ended October 31, 2013 as compared to $118,729 for the fiscal year ended October 31, 2012.

During the fiscal year ended October 31, 2013 the Company recorded a net loss of $76,049 which was a substantial reduction in net losses of $173,541 in the prior fiscal year ended October 31, 2012, substantially due to a reduction in interest expense from $72,887 in 2012 to $9.223 at October 31, 2013.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements AND SUPPLEMENTARY DATA.

Table of Contents	29

DUSSAULT APPAREL INC.

(A Development Stage Company)

REPORT AND AUDITED FINANCIAL STATEMENTS

October 31, 2013

(Stated in US Dollars)

Table of Contents	30

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Dussault Apparel, Inc.:

We have audited the accompanying consolidated balance sheets of Dussault Apparel, Inc. (“the Company”) as of October 31, 2013 and 2012 and the related statement of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of Dussault Apparel, Inc., as of October 31, 2013 and 2012, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States of America.

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

/s/ B F Borgers CPA PC

B F Borgers CPA PC

Denver, CO

February 13, 2014

Table of Contents	F-1

DUSSAULT APPAREL INC.

Balance Sheets

(Audited)

	October 31, 2013	October 31, 2012
ASSETS
Current assets
Cash	$290	$7,151
Accounts receivable	3,891	5,484
Other receivable	—	4,016
Sales tax receivable	602	—
Total current assets	4,783	16,651

Total assets	$4,783	$16,651

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	134,278	42,669
Accounts payable – related party	—	42,327
Sale tax payable	—	2,670
Convertible note liabilities	—	8,400
Derivative liabilities	—	11,100
Total current liabilities	134,278	107,166

Other Liabilities
Loan payable	—	12,243
Convertible note liabilities, net	29,133	21,533
Derivative liabilities	38,600	42,000
Loan payable	22,385	—
Total Liabilities	224,396	192,942

Stockholders’ Equity
Common stock - $0.001 par value, authorized 1,050,000, 000 shares; 353,444,347and 316,217,207 shares issued and outstanding as at October 31, 2013 and October 31, 2012, respectively	353,444	316,216
Additional paid in capital	12,123,025	12,136,933
Accumulated deficit	(12,709,057)	(12,632,415)
Accumulated other comprehensive income (loss)	12,975	12,975
Total Stockholders' Deficit	(219,613)	(166,291)
Total Liabilities and Stockholders' Deficit	$4,783	$16,651

The accompanying notes are an integral part of these financial statements

Table of Contents	F-2

DUSSAULT APPAREL INC.

Statements of Operations and Comprehensive Loss

(Audited)

	Year ended October 31,
	2013	2012

Revenue
Royalties	$8,552	$30,029
Gross Profit	8,552	30,029

General and Administrative Expenses
Professional Fees	37,946	41,462
Consulting	27,433	12,146
Depreciation	—	2,489
Uncollectible rent deposit	—	1,933
Other Administrative Expenses	17,622	60,699
Total Expenses	83,001	118,729

Operating Loss	(74,449)	(88,700)

Other Income (expense)
Trademark impairment charge	—	(12,254)
Gain on debt forgiveness	2,405	—
Change in fair value of derivative liabilities	4,625	300
Loss on conversion	—	—
Interest expense	(9,223)	(72,887)

Net Income (Loss)	$(76,642)	$(173,541)

Loss Per Common Share, basic	$(0.00)	$(0.00)

Weighted Average Number of Common Shares	350,226,238	212,795,025

The accompanying notes are an integral part of these financial statements

Table of Contents	F-3

DUSSAULT APPAREL INC.

Statements of Stockholders’ Equity (Deficit)

	Common stock				Additional Paid	Accumulated other		Accumulated	Total
	Number of Shares		Amount		in capital	Comprehensive Income		Deficit
Balances at October 31, 2011	180,954,893		$180,954		$12,163,327	$12,975		$(12,458,874)	$(101,618)
January 17, 2012 issued stock for trade mark, FV 0.0029	2,575,305		2,575		4,893	-		-	7,468
May 11, 2012 issued stock for conversion deemed price $0.00065, FV $0.0011	8,461,538		8,462		4,900	-		-	13,362
May 24, 2012 issued stock for conversion deemed price $0.00037, FV $0.0008	8,108,108		8,108		2,640	-		-	10,748
June 19, 2012 issued stock for conversion deemed price $0.000029, FV $0.0007	9,441,801		9,442		2,540	-		-	11,982
July 2, 2012 issued stock for conversion deemed price $0.000023, FV $0.0004	9,565,217		9,565		1,780	-		-	11,345
July 10, 2012 issued stock for conversion deemed price $0.000023, FV $0.0008	9,782,609		9,783		1,940	-		-	11,723
July 27, 2012 issued stock for conversion deemed price $0.000035, FV $0.0014	9,571,429		9,571		3,000	-		-	12,571
July 31, 2012 issued stock for conversion deemed price $0.000048, FV $0.0017	9,375,000		9,375		4,100	-		-	13,475
August 10, 2012 issued stock for conversion deemed price $0.000052, FV $0.0011	9,807,692		9,808		4,500	-		-	14,308
August 23, 2012 issued stock for conversion deemed price $0.000054, FV $0.0012	9,814,815		9,815		4,600	-		-	14,415
September 5, 2012 issued stock for conversion deemed price $0.000060, FV $0.0011	9,833,333		9,833		5,000	-		-	14,833
September 24, 2012 issued stock for conversion deemed price $0.000046, FV $0.0007	9,782,609		9,783		3,400	-		-	13,183
October 4, 2012 issued stock for conversion deemed price $0.000035, FV $0.0007	9,714,286		9,714		2,400	-		-	12,114
October 11, 2012 issued stock for conversion deemed price $0.000035, FV $0.0008	9,714,286		9,714		3,000	-		-	12,714
October 31, 2012 issued stock for conversion deemed price $0.000035, FV $0.0009	9,714,286		9,714		3,000	-		-	12,714
Loss on conversion of the convertible notes, May 11, 2012 to October 31 2012	-		-		(78,087)	-		-	(78,087)
Net loss for the year ended October 31, 2012	-		-		-	-		(173,541)	(173,541)
Balances at October 31, 2012	316,217,207		316,216		12,136,933	12,975		(12,632,415)	(166,291)
November 11, 2012 issued stock for conversion deemed price $0.00037, FV $0.0008	13,243,243		13,244		4,360		-	-	17,604
November 30 2012 issued stock for conversion deemed price $0.00027, FV $0.0006	12,592,593		12,593		3,000	-		-	15,593
December 26, 2012 issued stock for conversion deemed price $0.00022, FV $0.0005	11,391,304		11,391		2,515		-	-	13,906
Loss on conversion of the convertible notes, November 11, 2012 to December 26, 2012	-		-		(26,407)		-	-	(26,407)
Accrued interest contributed		-		-	2,624		-	--	2,624
Net loss for the year ended October 31, 2013	-						-	(76,642)	(76,642)
Balances at October 31, 2013	353,444,347		$353,444		$12,123,025	$12,975		$(12,709,057)	$(219,613)

The accompanying notes are an integral part of these financial statements.

Table of Contents	F-4

DUSSAULT APPAREL INC.

Statements of Cash Flows(Audited)

	Year ended October 31,
	2013	2012
Operating activities:
Net loss	$(76,642)	$(173,541)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for intellectual property	—	7,468
Gain on debt forgiveness	(2,405)	—
Depreciation	—	2,489
Change in fair value of derivative liabilities	(4,625)	(300)
Damage deposit	—	1,933
Amortization on the debt discount	7,600	66,800
Accrued interest on the notes	1,623	6,087
Impairment charges - trademark	—	4,786
Foreign exchange on related party loan	360	(360)
Change in operating assets and liabilities:
Accounts receivable	1,595	10,605
Account payable	42,505	1,354
Sales tax payable	(2,670)	2,670
Sales tax receivable	3,413	5,711
Net cash flows provided by (used in) operating activities	(29,246)	(64,298)

Investing Activities:
Purchase of trade mark	—	—
Net cash used in investing activities	—	—

Financing activities:
Proceeds from loan payable	22,385	63,000
Net cash provided by (used in) financing activities	22,385	63,000

Effect of exchange rates on cash		—

Net decrease in cash	(6,861)	(1,298)
Cash and equivalents, beginning of period	7,151	8,449
Cash, end of period	$290	7,151

Supplemental cash flow disclosures:
Cash paid for interest	$—	—
Cash paid for income taxes	$—	—

Non cash transactions:
Stock issued for intellectual property	$—	$7,468
Stock issued to settle loans payable, including interest expense	10,920	54,600
	$10,920	$62,068

Table of Contents	F-5

DUSSAULT APPAREL INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE FISCAL YEAR ENDED OCTOBER 31, 2013

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

Organization and Business of the Company as at the Fiscal Year Ended October 31, 2013

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

The Company moved operations to Vancouver in 2009. In the spring of 2011 its design and head office moved to Los Angeles California where it was designing apparel for its licensing partner, the Company continues to market over the internet a very limited line of apparel. Our apparel is designed in Los Angeles and samples manufactured by our licensing partner in North America. The Company has transitioned from being a manufacturer–wholesaler toward licensing its trademark to other wholesalers, primarily in the Canadian market, while promoting its marque. The Company also purchased the trademark of a cosmetics line. Currently no sales, production or sampling of the cosmetic line has occurred or is planned.   As at October 31, 2013, the Company is is reviewing its business and is seeking other acquisitions, as sales have declined year over year.

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

Foreign Currency Translation

The functional currency of the Company is the United States Dollar, however, revenues received under our licensing agreements are received in the Canadian dollar. All transactions initiated in Canadian Dollars are translated to U.S. Dollars in accordance with ASC 830-10-20 “Foreign Currency Translation” as follows:

•	Revenue and expense items at the average rate of exchange in effect on the transaction date;

•	Non-monetary assets and liabilities at historical exchange rates, unless such items are carried at market, in which case they are translated at the exchange rate in effect on the balance sheet date; and

•	Monetary assets and liabilities at the exchange rate at the balance sheet date.
Table of Contents	F-6

DUSSAULT APPAREL INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE FISCAL YEAR ENDED OCTOBER 31, 2013

(Audited)

Note 2 – Summary of Significant Accounting Policies (continued)

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

The following are the major categories of liabilities measured at fair value on a recurring basis as of October 31, 2013 and 2012, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

		2013	2012
Derivative liabilities	Level 3	$38,600	$53,100

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

Table of Contents	F-7

DUSSAULT APPAREL INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE FISCAL YEAR ENDED OCTOBER 31, 2013

(Audited)

Note 2 – Summary of Significant Accounting Policies (continued)

Royalty Income

The Company receives royalty income from licensing third parties to use its intellectual property.  Commencing August 1, 2012 we receive a royalty of 4% based on top line gross sales as opposed to the former royalty agreement which called for a royalty of 50% of the total sales, net of all costs of goods, returns, marketing expenses, shipping costs and fees. All income presented has been derived from royalties on sales under license agreements.

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

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company as at October 31, 2013 had not established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.

As shown in the accompanying financial statements, the Company continues to incur losses, with revenues declining year over year. Its ability to continue as a going concern is dependent on the successful stimulation of sales by its licensors, or in other areas in order to fund operating losses and become profitable. If the Company is unable to become profitable, the Company could be forced to cease development of operations. Management cannot provide any assurances that the Company will be successful in its current operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The Company capitalized the fair value of the 2,575,305 shares issued on January 17, 2012 in the amount of $7,468. On October 31, 2012, in accordance with corporate policies, the Company assessed the Trademark value for impairment and determined to fully impair the $12,254.

Table of Contents	F-8

DUSSAULT APPAREL INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE FISCAL YEAR ENDED OCTOBER 31, 2013

(Audited)

Note 5 - Inventory

The Company receives royalty income from licensing third parties to use its intellectual property. The Company ceased carrying inventory during the fiscal year ended October 31, 2011 and does intend to carry inventory.

Note 6 – Convertible Promissory Note and Derivative Liabilities

(a)	Perati Finance Corporation

On April 1, 2010 the Company issued a promissory note to Perati Finance Corporation for $38,000. The note matures in five years and accrues interest at 3%. The loan is convertible to common stock with a conversion price being the greater of $0.01 or 50% of the average closing bid prices for the ten trading days immediately preceding the conversion date. In our evaluation of the financing arrangement, we concluded that the conversion features were not afforded the exemption as a conventional convertible instrument and it did not otherwise meet the conditions set forth in current accounting standards for equity classification. Accordingly, they do not meet the conditions necessary to obtain equity classification and are required to be carried as derivative liabilities. Since equity classification is not available for the conversion feature, we were required to bifurcate the embedded conversion feature and carry it as a derivative liability, at fair value. Derivative financial instruments are carried initially and subsequently at their fair values.

We estimated the fair value of the compound derivative on the inception dates, and subsequently, using the Black-Scholes Merton valuation technique, adjusted for the effect of dilution, because that technique embodies all of the assumptions (including, volatility, expected terms, and risk free rates) that are necessary to fair value complex compound derivate instruments.

As a result of the application of ASC No. 815 in fiscal years ended October 31, 2013 and 2012, the fair value of the conversion feature is summarized as follow:

Derivative liabilities, October 31, 2011	$41,000
Fair value mark to market adjustment	1,000
Derivative liabilities, October 31, 2012	42,000
Fair value mark to market adjustment	(3,400)
Derivative liabilities, October 31, 2013	$38,600

The Company recorded the debt discount to the extent of the gross proceeds raised, and recorded the derivative expense immediately to the remaining value of the gross proceeds as it exceeded the derivative liabilities. The Company recorded a derivative gain of $3,400 in fiscal 2013 and derivative expense of $1,000 in fiscal 2012.

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of October 31, 2013 and October 31, 2012:

	Commitment Date	Re-measurement October 31, 2012	Re-measurement October 31, 2013
Expected dividends	0%	0%	0%
Expected volatility	293.92%	317.54%	253.96%
Expect term	5 years	3 years	2 years
Risk free interest rate	2.35%	0.38%	0.31%

Amortization of the $38,000 discount over the fiscal year ended October 31, 2013 and October 31, 2012 totaled $7,600 and $7,600, respectively, which amounts have been recorded as interest expense and are reflected on the Company's balance sheet as Convertible Note Liabilities, Net.  The unamortized discount of $8,867 will be expensed in future fiscal years.

Table of Contents	F-9

DUSSAULT APPAREL INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE FISCAL YEAR ENDED OCTOBER 31, 2013

(Audited)

Note 6 – Convertible Promissory Note and Derivative Liabilities (continued)

(a)	Perati Finance Corporation

During the fiscal year ended October 31, 2013 and October 31, 2012, the Company accrued interest expenses of $1,140 and $1,143, respectively. As of October 31, 2013, accrued interest on the convertible notes totaled $4,667, which is reflected in accounts payable and accrued liabilities.

On September 17, 2013, Perati Finance Corporation assigned all of the rights, title and interest in and to the convertible note to Titan Capital Corp.

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

During the period ended December 26, 2012, the Company converted $8,400 of convertible notes with $2,520 accrued, unpaid interest into 37,227,140 shares of common stock resulting in a loss on conversion of $26,407, which was recorded as additional paid in capital.  The Company also recorded $2,624, the balance of unpaid accrued interest as a contribution to additional paid in capital.

As a result of the application of ASC No. 815, the fair value of the conversion feature is summarized as follow:

Derivative liabilities, October 31, 2012	$11,100
Fair value mark to market adjustment	(1,225)
Reclassification to additional paid in capital for financial instruments that ceased to be a derivative liability	(9,875)
Derivative liabilities, October 31, 2013	$—

The Company recorded the debt discount to the extent of the gross proceeds raised, and recorded the derivative income immediately to the remaining value of the gross proceeds as it exceeded the derivative liabilities. The Company recorded a derivative income of $1,225 and $1,300 for 2013 and 2012 respectively.

Table of Contents	F-10

DUSSAULT APPAREL INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE FISCAL YEAR ENDED OCTOBER 31, 2013

(Audited)

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

Table of Contents	F-11

DUSSAULT APPAREL INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE FISCAL YEAR ENDED OCTOBER 31, 2013

(Audited)

Note 7 – Common Stock (continued)

On December 26, 2012, $100 of the remaining balance of a Convertible Promissory note entered into on October 25, 2011 with accrued interest of $2,520 was retired by the issuance of 11,391,304 common shares at a deemed price of $0.00023.

As at October 31, 2013 there were a total of 353,444,347 shares issued and outstanding.

Note 8 – Distribution Agreement

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

Note 9 – Demand Loan

During the fiscal year period ended October 31, 2013, the Company received funds in the amount of $4,975 from a third party lender. The amount is unsecured, bears interest at 10% per annum, and is due on demand.

During the fiscal year ended October 31, 2013, the Company received further unds in the amount of $17,410 from a third party lender. The amount is unsecured, interest free and is due on demand.

Note 10 – Related Party Transactions

On October 4, 2012, the Board of Directors received the resignation of Mr. Jason Dussault as Chief Executive Officer, President, Secretary and Treasurer of Dussault Apparel Inc. (the “Corporation”).

As of October 31, 2011, the former President of the Company, Jason Dussault advanced funds in the amount of $12,603 (CAD$12,500) to the Company for working capital. During the fiscal year ended October 31, 2012, the Company did not make any cash payments to Jason Dussault, leaving $12,243 (CAD$12,500) on the balance sheet as a loan payable. The amounts are unsecured, non-interest bearing and due on demand. On September 13, 2013, Jason Dussault assigned his debt to a third party, at which time the amount was reclassified to accounts payable.

On June 1, 2012 the Company entered into a month to month consulting agreement with Rodhan Management and Consulting Services (“Rodhan”) for the provision of administrative, consulting and website maintenance services.  The agreement provided for services to be charged based on work performed during each month at an hourly rate. Mr. Robert Mintak, the Company's prior Chief Financial Officer and Chief Operating Officer, also provides consulting services to Rodhan and acts as their Chief Financial Officer. On December 31, 2012, the Board of Directors received the resignation of Mr. Robert Mintak as Chief Financial Officer and Chief Operating Officer of the Company. During the period ended December 31, 2012, Rodhan Management invoiced $ 3,154 (CAD$3,154) plus applicable taxes for services rendered. The Company did not make any cash payments during the current fiscal year, leaving $6,544 (CAD$6,640) (October 31 2012 - $3,213) on the balance sheet as accounts payable. On September 13, 2013, Rodhan assigned its debt to a third party.

On July 11, 2012, Ms. Natalie Bannister was appointed as a Director of Dussault Apparel Inc. (the “Corporation”).On October 4, 2012, with the resignation of Mr. Jason Dussault as an officer and director of the Company, Ms. Bannister consented to act as Chief Executive Officer, President, Secretary and Treasurer in addition to her role as a director. On October 15, 2013, Ms. Bannister presented her letter of resignation from all appointments as an officer and as a director of the Company.  During fiscal 2013 up to the time of her resignation, Ms. Bannister charged the Company $22,500 for consulting fees (2012 - $7,500). The Company made cash payments in the amount of $5,000 against outstanding fees due to Ms. Bannister during fiscal 2013. As at October 31, 2013 there remained a balance owing of $25,000 (October 31, 2012 - $7,500). . .  On September 13, 2013, Ms. Bannister assigned her debt to a third party, at which time the amount due and payable was reclassified from accounts payable-related party to accounts payable.

Table of Contents	F-12

DUSSAULT APPAREL INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE FISCAL YEAR ENDED OCTOBER 31, 2013

(Audited)

Note 10 – Related Party Transactions (continued)

On October 15, 2013 pursuant to N.R.S. 78.315 and N.R.S. 78.325, the Board of Directors appointed Alberto Barrientos as a member of the Board of Directors of Dussault Apparel, Inc. (the “Company”). Mr. Barrientos also consent to act as Chief Executive Officer, President, Secretary and Treasurer in addition to his role as a director.

Note 11 – Subsequent Events

On November 21, 2013, the Company entered into an Asset Purchase Agreement with Jervis Explorations, Inc. whereby the Company agreed to purchase various mineral claims referred to as “Montauban Gold Tailings” in exchange for 400,000,000 shares of the Company to be issued from Treasury (the “Agreement”).  The purchase will be subject to a 3% royalty payment made by the Company to Jervis Exploration, Inc.  Per the terms of the Agreement, "3% Net Smelter Returns" means 3% of the net amount of money received by the Purchaser for its own account from the sale of ore, or ore concentrates or other mineral products from the Claims to a smelter or other mineral products buyer after deduction of smelter and/or refining charges, ore treatment charges, penalties and any and all charges made by the purchaser of ore, concentrates, or other mineral products, less any and all transportation costs which may be incurred in connection with the transportation of ore or concentrates, less all umpire charges which the purchaser may be required to pay.

On December 13, 2013, the Company assigned its rights under the royalty distribution agreement discussed above in Note 8 – Distribution Agreement between the Company and JX Apparel Ltd. to a creditor of the Company in full and final settlement of outstanding debt with the creditor.

The Company has evaluated subsequent events from the balance sheet date through the date that the financial statements were issued and determined that there were no other subsequent events to disclose.

Table of Contents	F-13

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 28, 2013, we formally informed Anton & Chia LLP (“Anton”) of their dismissal as the Company’s independent registered public accounting firm.

On February 28, 2013, the Company engaged BF Borgers CPA PC (“BFB”) as its principal accountant to audit the Company's financial statements as successor to Anton.

In the fiscal years ended October 31, 2013 and 2012, there have been no changes in the Company’s accounting policies, nor have there been any disagreements with our accountants.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of October 31, 2013, because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of October 31, 2013. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of October 31, 2013, our internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of October 31, 2013:

Table of Contents	31

1)	Lack of an independent audit committee or audit committee financial expert, and no independent directors. We do not have any members of the Board who are independent directors and we do not have an audit committee. These factors may be counter to corporate governance practices as defined by the various stock exchanges and may lead to less supervision over management;

2)	Inadequate staffing and supervision within our bookkeeping operations. We have one consultant involved in bookkeeping functions, who provides two staff members. The relatively small number of people who are responsible for bookkeeping functions and the fact that they are from the same firm of consultants prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. This may result in a failure to detect errors in spreadsheets, calculations or assumptions used to compile the financial statements and related disclosures as filed with the SEC;

3)	Outsourcing of our accounting operations. Because there are no employees in our administration, we have outsourced all of our accounting functions to an independent firm. The employees of this firm are managed by supervisors within the firm and are not answerable to the Company’s management. This is a material weakness because it could result in a disjunction between the accounting policies adopted by our Board of Directors and the accounting practices applied by the independent firm;

4)	Insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements;

5)	Ineffective controls over period end financial disclosure and reporting processes.

Management's Remediation Initiatives

As of October 31, 2013, management assessed the effectiveness of our internal control over financial reporting. Based on that evaluation, it was concluded that during the period covered by this report, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting. However, management believes these weaknesses did not have an effect on our financial results. During the course of their evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. We will not be able to do so until, if ever, we acquire sufficient financing and staff to do so. We will implement further controls as circumstances, cash flow, and working capital permits. Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the period ended October 31, 2013, fairly presents our financial position, results of operations, and cash flows for the periods covered, as identified, in all material respects.

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

Table of Contents	32

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

Item 9B. Other Information

None.

Table of Contents	33

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officer and Directors

The following individuals serve as the directors and executive officers of our Company as of the date of this annual report.

Name	Position Held with Our Company	Age	Date First Elected or Appointed
Alberto Barrientos	Chief Executive Officer, President, Treasurer, Chief Financial Officer, Secretary and Director	43	October 15, 2013

Our Board of Directors consists of only one class. All of the directors will serve until the next annual meeting of stockholders; until their successors are elected and qualified; or until their earlier death, retirement, resignation or removal. There are no family relationships among directors and executive officers. There are no arrangements or understandings between any director or executive officer and any other person(s) pursuant to which a director or executive officer was selected. Our executive officers are elected by our Board of Directors and hold office until their death, resignation or removal from office

Our Board of Directors believes that the Board and our executive officer possesses a range of talent, skill, and experience sufficient to provide sound and prudent guidance with respect to our operations and interests. The information below with respect to our sole director and officer includes the individual’s experience, qualifications, attributes, and skills that led our Board of Directors to the conclusion that he or she should serve as a director and/or executive officer.

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

Alberto Barrientos, Chief Executive Officer, President, Chief Financial Officer, Treasurer, Secretary and Director

Orlando Alberto Barrientos Acevedo, “Alberto Barrientos, is a lawyer residing in Medellin, Colombia.  Mr. Barrientos is a graduate of Institution Marco Fidel Suarez, where he received his bachelor’s degree in 1998.  In 2007, Mr. Barrientos graduated from Luis amigo University Foundation with a law degree.  Since 2007, Mr. Barrientos has practiced law as attorney for Osorio and Barrientos Abogados Law Firm.

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

Table of Contents	34

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

Based on a review of Forms 3, 4, and 5 and amendments thereto furnished to the registrant during its most recent fiscal year ending October 31, 2013, there were no late filings. However, per the subsequent events, 400,000,000 shares were issued to Jervis Exploration for the purchase of the Mantouban Gold Tailings claim in December 2013.

Table of Contents	35

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

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensati on ($)	Total ($)
Alberto Barrientos Chief Executive Officer, President, Treasurer, Secretary and director	2013	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Natalie Bannister(1) Chief Executive Officer, President, Treasurer, Secretary and director	2013	22,500	Nil	Nil	Nil	Nil	Nil	Nil	22,500
Natalie Bannister(1) Chief Executive Officer, President, Treasurer, Secretary and director	2012	7,500	Nil	Nil	Nil	Nil	Nil	Nil	7,500

(1) Ms. Bannister was appointed to the Board of Directors on July 11, 2012 and to the officer positions on October 4, 2012(1)

She resigned from her officer and director positions on October 15, 2013 and Mr. Barrientos was appointed.

Outstanding Equity Awards at Fiscal Year-End

None

Option Grants and Exercises

We do not currently have any stock option plans. There were no other option grants during fiscal 2012 or 2011.

Employment Agreements

We have not entered into employment agreements with our directors and officers. We had a verbal agreement with Ms. Bannister for the provision of management services payable at $2,500 per month which terminated on October 15, 2013 with her resignation.

Table of Contents	36

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

Based on 753,444,347 shares of common stock issued and outstanding as of January 29, 2014, the beneficial owners holding more than 5% of the outstanding common stock, taking into account beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable 5% stockholders have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued, are disclosed below:

Title of Class	Name and address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Common Stock	Jervis Explorations Inc. 718-938 Howe St. Vancouver BC V6Z 1N9	400,000,000 shares of common stock held directly	53%

(1)Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to securities. All shares of common stock subject to options or warrants exercisable within 60 days of January 29, 2014 are deemed to be outstanding and beneficially owned by the persons holding those options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person. They are not, however, deemed to be outstanding beneficially owned for the purpose of computing the percentage ownership of any other person. Subject to the paragraph above, the percentage ownership of outstanding shares is based on 753,444,347 shares of common stock outstanding as of January 29, 2014.

Security Ownership of Management

The following table shows, as of January 29, 2014, the shares of the Company’s common stock beneficially owned by each director (including each nominee), by each of the executive officers and by all directors and executive officers as a group. Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable officers and directors have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Common Stock	Alberto Barrientos	-0-	0%
	All Officers and Directors as a Group	-0-	0%

Table of Contents	37

(1)Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to securities. All shares of common stock subject to options or warrants exercisable within 60 days of January 29, 2014 are deemed to be outstanding and beneficially owned by the persons holding those options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person. They are not, however, deemed to be outstanding beneficially owned for the purpose of computing the percentage ownership of any other person. Subject to the paragraph above, the percentage ownership of outstanding shares is based on 753,444,347 shares of common stock outstanding as of January 29, 2014.

Changes in Control

On November 21, 2013, the Company entered into an Asset Purchase Agreement with Jervis Explorations, Inc. whereby the Company agreed to purchase various mineral claims in exchange for 400,000,000 shares of the Company to Jervis Explorations Inc. thus effecting a change in control of the Company.

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

As of October 31, 2011, the former President of the Company, Jason Dussault advanced funds in the amount of $12,603 (CAD$12,500) to the Company for working capital. During the fiscal year ended October 31, 2012, the Company did not make any cash payments to Jason Dussault, leaving $12,243 (CAD$12,500) on the balance sheet as a loan payable. The amounts are unsecured, non-interest bearing and due on demand. On September 13, 2013, Jason Dussault assigned his debt to a third party, at which time the amount was reclassified to accounts payable.

On June 1, 2012 the Company entered into a month to month consulting agreement with Rodhan Management and Consulting Services (“Rodhan”) for the provision of administrative, consulting and website maintenance services.  The agreement provided for services to be charged based on work performed during each month at an hourly rate. Mr. Robert Mintak, the Company's prior Chief Financial Officer and Chief Operating Officer, also provides consulting services to Rodhan and acts as their Chief Financial Officer. On December 31, 2012, the Board of Directors received the resignation of Mr. Robert Mintak as Chief Financial Officer and Chief Operating Officer of the Company. During the period ended December 31, 2012, Rodhan Management invoiced $ 3,154 (CAD$3,154) plus applicable taxes for services rendered. The Company did not make any cash payments during the current fiscal year, leaving $6,544 (CAD$6,640) (October 31 2012 - $3,213) on the balance sheet as accounts payable. On September 13, 2013, Rodhan assigned its debt to a third party.

On July 11, 2012, Ms. Natalie Bannister was appointed as a Director of Dussault Apparel Inc. (the “Corporation”).On October 4, 2012, with the resignation of Mr. Jason Dussault as an officer and director of the Company, Ms. Bannister consented to act as Chief Executive Officer, President, Secretary and Treasurer in addition to her role as a director. On October 15, 2013, Ms. Bannister presented her letter of resignation from all appointments as an officer and as a director of the Company.  During fiscal 2013 up to the time of her resignation, Ms. Bannister charged the Company $22,500 for consulting fees (2012 - $7,500). The Company made cash payments in the amount of $5,000 against outstanding fees due to Ms. Bannister during fiscal 2013. As at October 31, 2013 there remained a balance owing of $25,000 (October 31, 2012 - $7,500). . .  On September 13, 2013, Ms. Bannister assigned her debt to a third party, at which time the amount due and payable was reclassified from accounts payable-related party to accounts payable.

On October 15, 2013 pursuant to N.R.S. 78.315 and N.R.S. 78.325, the Board of Directors appointed Alberto Barrientos as a member of the Board of Directors of Dussault Apparel, Inc. (the “Company”). Mr. Barrientos also consent to act as Chief Executive Officer, President, Secretary and Treasurer in addition to his role as a director.

Table of Contents	38

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

Table of Contents	39

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended October 31, 2013 and for the fiscal year ended October 31, 2012 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	October 31, 2013 $	October 31, 2012 $
Audit Fees	11,500	7,000
Audit Related Fees	0	1,500
Tax Fees	0	2,098
All Other Fees		—
Total	11,500	11,598

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

Table of Contents	40

PART IV

Item 15.  Exhibits, financial statement schedules

Exhibits:

3.1	Articles of Incorporation	Incorporated by reference from our Registration Statement on Form SB-2 filed on January 11, 2007.
3.2	Bylaws	Incorporated by reference from our Registration Statement on Form SB-2 filed on January 11, 2007.
3.3	Articles of Merger	Incorporated by reference from our Form 8-K filed on June 16, 2007.
3.4	Certificate of Change	Incorporated by reference from our Form 8-K filed on June 16, 2007.
10.1	Distribution Agreement dated November 10, 2009, between our company and EHM Holdings.	Incorporated by reference from our Quarterly Report on Form 10-Q filed on March 22, 2010.
10.2	Merchandising License Agreement dated October 31, 2009, between our company and USPA Accessories, LLC.	Incorporated by reference from our Quarterly Report on Form 10-Q filed on March 22, 2010.
10.3	Distribution Agreement between the Company and JX Apparel Ltd.	Incorporated by reference from our Form 8-K filed on June 3, 2013.
10.4	Asset Purchase Agreement between the Company and Jervis Explorations Inc.	Incorporated by reference from our Form 8-K on November 26, 2013
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase **	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase **	Filed herewith
101.INS	XBRL Instance Document **	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase **	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase **	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema **	Filed herewith

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

The following financial statements are included in this report:

Page

Audited Financial Statements
Report of Independent Registered Public Accounting Firm
Balance Sheets
Statements of Operations
Statements of Changes in Stockholders’ Equity
Statements of Cash Flows
Notes to Audited Financial Statements
Table of Contents	41

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUSSAULT APPAREL INC.

Date:	February 13, 2014	By:	/s/ Alberto Barrientos
		Name:	Alberto Barrientos
		Title:	Chief Executive Officer and President (Principal Executive Officer) Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 13, 2014	By:	/s/ Alberto Barrientos
		Name:	Alberto Barrientos
		Title:	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Table of Contents	42