Form 10-Q
period 2014-01-31
Prospect Ventures Inc.
filed 2014-04-01
CIK 1383756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

000-52452
Commission File Number

PROSPECT VENTURES INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0513727
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#98- 50 Carrera 73, Medellin, Colombia	N/A
(Address of principal executive offices)	(Zip Code)

1(888)876-9995
(Registrant’s telephone number, including area code)
Dussault Apparel Inc.
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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

753,344,347 shares of common stock issued and outstanding as of March 12, 2014
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

DUSSAULT APPAREL INC.

PART I - FINANCIAL INFORMATION
 -
ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month period ended January 31, 2014, are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2014.  For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2014 as filed with the Securities and Exchange Commission on February 13, 2014.

PROSPECT VENTURES INC.
(Formerly Dussault Apparel Inc.)
(An Exploration Stage Company)

UNAUDITED FINANCIAL STATEMENTS

January 31, 2014
(Stated in US Dollars)

PROSPECT VENTURES INC.
(Formerly Dussault Apparel Inc.).
(An Exploration Stage Company)
Balance Sheets

	January31, 2014 (Unaudited)	October 31, 2013 (Audited)
ASSETS
Current assets
Cash	$570	$290
Accounts receivable	-	3,891
Prepaid expenses	1,500	-
Sales tax receivable	536	602
Total current assets	2,606	4,783

Montauban Gold Tailings Project	360,000	-

Total assets	$362,606	$4,783

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	139,236	134,278
Accounts payable – related party	7,500	-
Loan Payable	26,090	22,385
Total current liabilities	172,826	156,663

Other Liabilities
Convertible note liabilities, net	31,033	29,133
Derivative liabilities	40,100	38,600
Total Liabilities	243,959	224,396

Stockholders’ Equity
Common stock - $0.001 par value, authorized 1,050,000, 000 shares; and 753,444,347shares issued and outstanding as at January 31, 2014 and October 31, 2013, respectively	753,444	353,444
Additional paid in capital	12,083,025	12,123,025
Accumulated deficit	(12,694,656)	(12,709,057)
Accumulated other comprehensive income (loss)	-	12,975
Accumulated deficit during development stage	(23,166)	-
Total Stockholders' Deficit	118,647	(219,613)
Total Liabilities and Stockholders' Deficit	$362,606	$4,783

The accompanying notes are an integral part of these financial statements

PROSPECT VENTURES INC.
(Formerly Dussault Apparel Inc.)
 (An Exploration Stage Company)
Statements of Operations and Comprehensive Loss

	Three Months Ended January 31,		Date of entering the exploration stage (November 1, 2013) to
	2014	2013	January 31, 2014

General and Administrative Expenses
Professional Fees	$7,961	$-	$7,961
Consulting Fees	9,720	-	9,720
Other Administrative Expenses	1,798	-	1,798
Total Expenses	19,479	-	19,479

Operating Income (Loss)	(19,479)	-	(19,479)

Other Income (expense)
Change in fair value of derivative liabilities	(1,500)	-	(1,500)
Interest expense	(2,187)	-	(2,187)

Net Income (Loss) before continuing operations	(23,166)	-	(23,166)
Net Income (Loss) from discontinued operations	14,401	(32,273)	-
Net Income (Loss)	$(8,765)	$(32,273)	$(23,166)

Net (loss) per share – basic and diluted
(Loss) from continuing operations	$(0.00)	$-
Net (loss) from discontinued operations	-	(0.00)
Net (loss) per share	$(0.00)	$(0.00)

Weighted Average Number of Common Shares	488,226,956	340,676,850

The accompanying notes are an integral part of these financial statements

PROSPECT VENTURES INC.
(Formerly Dussault Apparel Inc.)
 (An Exploration Stage Company)
Statements of Cash Flows

	Three Months ended January 31,		Date of entering the exploration stage (November 1, 2013) to
	2014	2013	January 31, 2014
Operating activities:
Net loss	$(8,765)	$(32,273)	$(8,765)
Add: loss (income) from discontinued operations	(14,401)	32,273	(14,401)
Adjustments to reconcile net loss to net cash used by operating activities:
Change in fair value of derivative liabilities	1,500	-	1,500
Amortization of debt discount	1,900	-	1,900
Accrued interest on the notes	287	-	287
Change in operating assets and liabilities:
Prepaid expenses	(1,500)	-	(1,500)
Accounts payable	12,579	-	12,579
Net cash flows provided by (used in) continuing operations	(8,400)	-	(8,400)
Net cash flows provided by (used in) discontinued operations	-	(5,978)	-
Net cash flows provided by (used in) operating activities	(8,400)	-	(8,400)

Investing Activities:
Net cash used in investing activities from continuing operations	-	-	-
Net cash used in investing activities from discontinued operations	-	-	-
Net cash used in investing activities	-	-	-

Financing activities:
Proceeds from demand loans	8,680	-	8,680
Net cash provided by (used in) financing activities from continuing operations	8,680	-	8,680
Net cash provided by (used in) financing activities from discontinued operations	-	4,975	-
Net cash provided by (used in) financing activities	8,680	4,975	8,680

Effect of exchange rates on cash from discontinued operation	-	232

Net increase (decrease) in cash	280	(771)	280
Cash and equivalents, beginning of period	290	7,151	290
Cash, end of period	$570	6,380	$570

Supplemental cash flow disclosures:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Non cash transactions:
Shares issued for acquisition of Montauban Gold Tailings	$360,000	$-	$360,000

The accompanying notes are an integral part of these financial statements

PROSPECT VENTURES INC.
(Formerly Dussault Apparel Inc.)
 (An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2014
(Unaudited – prepared by Management)

Note 1 – Basis of Presentation and Nature of Operations

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for complete audited financial statements. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these statements. Interim results are not necessarily indicative of results for a full year. Reference is made to the October 31, 2013 audited financial statements of Prospect Ventures Inc. (Formerly Dussault Apparel Inc.) contained in its Annual Report on Form 10-K for the year ended October 31, 2013.

Organization and Business of the Company as at January 31, 2014

The financial statements presented are those of Dussault Apparel Inc. (the Company). The Company was incorporated under the laws of the State of Nevada on August 1, 2006 as Release Your Lease Inc. Business operations had not commenced when in May, 2007, control of the company changed hands.

On June 11, 2007 Release Your Lease Inc. effected a reverse forward merger with Dussault Apparel, Inc., a Nevada shell company. The name was changed to Dussault Apparel Inc. The Company changed its orientation toward the retail fashion clothing business. The Company opened a retail clothing and accessory store in November, 2007. Designs were produced in the Vancouver, Canada office, manufactured in China and warehoused in Los Angeles. The Company closed this store in November, 2008 in the wake of declining sales and deteriorating economic conditions.  The Company moved operations to Vancouver in 2009. In the spring of 2011 its design and head office moved to Los Angeles California where it was designing apparel for its licensing partner. The Company transitioned from being a manufacturer–wholesaler toward licensing its trademark to other wholesalers, primarily in the Canadian market, while promoting its marque. The Company also purchased the trademark of a cosmetics line. Currently no sales, production or sampling of the cosmetic line has occurred or is planned.    On October 15, 2013, Natalie Bannister resigned as the sole officer and director of the Company and the Board of Directors appointed Alberto Barrientos as the sole member of the Board of Directors and the sole officer of the Company.  With the appointment, the Company determined to seek other business opportunities and on November 21, 2013, the Company entered into an Asset Purchase Agreement with Jervis Explorations, Inc. whereby the Company purchased various mineral claims referred to as “Montauban Gold Tailings” in exchange for 400,000,000 shares of the Company. Further during the period, the Company divested of its licensing agreement in settlement of certain outstanding debt, leaving solely the trademark of the cosmetics line which is has determined to abandon.

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

The Company has determined to pursue opportunities in the mining sector and no longer has any other operations.  At the report date mineral claims, with unknown reserves, have been acquired. We have not established the existence of a commercially mineable ore deposit and therefore have not reached the development stage and are now considered to be in the exploration stage.

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

PROSPECT VENTURES INC.
(Formerly Dussault Apparel Inc.)
 (An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2014
(Unaudited – prepared by Management)

Note 2 – Summary of Significant Accounting Policies (continued)

Exploration Stage
Prospect Ventures Inc. (Formerly Dussault Apparel Inc.) is an exploration stage company as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, “Development Stage Entities”.  The Company has not yet established a commercially mineable deposit.

Mineral Property Acquisition Costs
Mineral property acquisition costs are initially capitalized when incurred. These costs are then assessed for impairment when factors are present to indicate the carrying costs may not be recoverable. Mineral exploration costs are expensed when incurred.

Impairment of Long-lived Assets
The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable.  The assets are subject to impairment consideration under ASC 360-10-35-17 if events or circumstances indicate that their carrying amounts might not be recoverable.   When circumstances dictate the requirement for an impairment analysis, the analysis will be performed using rules of ASC 930-360-35, Asset Impairment, and 360-10-15-3 through 15-5, Impairment or Disposal of Long-Lived Assets.

Foreign Currency Translation
The functional currency of the Company is the United States Dollar however, we anticipate certain transactions may also take place in Canadian dollars. . All transactions initiated in Canadian Dollars are translated to U.S. Dollars in accordance with ASC 830-10-20 “Foreign Currency Translation” as follows:

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

On December 13, 2013, the Company assigned its rights under the royalty distribution agreement between the Company and JX Apparel Ltd. to a creditor of the Company in full and final settlement of outstanding debt with the creditor. The Company discontinued the operations under the licensing agreement and any royalties owing at the time of the agreement were paid to the creditor.  Thus the October 31, 2013 royalty was paid to the creditor under the agreement. We have reflected accumulated comprehensive income of $12,975 as discontinued operations income (expenses).

PROSPECT VENTURES INC.
(Formerly Dussault Apparel Inc.)
 (An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2014
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

The following are the major categories of liabilities measured at fair value on a recurring basis as of January 31, 2014 and October 31, 2013, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

		January 31, 2014	October 31, 2013
Derivative liabilities	Level 3	$40,100	$38,600

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

PROSPECT VENTURES INC.
(Formerly Dussault Apparel Inc.)
 (An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2014
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

Royalty Income
Prior to re-entering the development stage, the Company received royalty income from licensing third parties to use its intellectual property by way of a royalty of 4% based on top line gross sales. On December 13, 2013, effective November 1, 2013, consistent with the determination in November 2013 to enter the mining industry, the Company assigned its existing royalty agreement to an unrelated third party creditor to settle certain outstanding debt.   The agreement called for any unpaid royalties at the date of the assignment to be paid to the creditor, thus the royalties due and payable to the Company as at October 31, 2013 were paid directly to the creditor pursuant to the agreement and have been reallocated from the Company’s accounts receivable to offset liabilities with the creditor, with any remaining balance being written off and included as a part of discontinued operations.

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

Going Concern
The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company as at January 31, 2014 had not established an ongoing source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.

As shown in the accompanying financial statements, the Company continues to incur losses, with revenues declining year over year and the Company has effected a change of business and is now an exploration stage company with no immediate expectation of revenues. Its ability to continue as a going concern is dependent on the Company generating profitable operations in the future and/or its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come dueIf the Company is unable to become profitable, the Company could be forced to cease operations. Management cannot provide any assurances that the Company will be successful in its current operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Classification
Certain reclassifications have been made to the prior year’s financial statements and notes thereto for comparative purposes to conform to the current year’s presentation. These classifications have no effect on previously reported results of operations.

PROSPECT VENTURES INC.
(Formerly Dussault Apparel Inc.)
 (An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2014
(Unaudited – prepared by Management)

Note 4 – Montauban Gold Tailings

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

The Company capitalized the fair value of the 400,000,000 shares on the agreement date, November 21, 2013, in the amount of $360,000. 400,000,000 shares were issued on December 31, 2013.

Note 5 – Discontinued operations

On March 13, 2013, the Company and the licensee of its trademarks and intellectual property renegotiated the royalty agreement so that effective August 1, 2012 the Company would receive a 4% royalty based on top line gross sales as opposed to a royalty of 50% of the total sales, net of all costs of goods, returns, marketing expenses, shipping costs and fees. The term of the original agreement commenced  August 1, 2010 and ended  July 31, 2013, with a three year renewal option beginning August 1, 2013  and ending July 31, 2016, which option was exercised in the period ended July 31, 2013. On December 13, 2013, the Company assigned its rights under the royalty distribution agreement between the Company and JX Apparel Ltd. to a creditor of the Company in full and final settlement of outstanding debt with the creditor.  The agreement called for any unpaid royalties at the date of the agreement be paid to the creditor, thus the royalties payable to the Company as at October 31, 2013 included in accounts receivable were paid directly to the creditor pursuant to the agreement and reallocated from the Company’s accounts receivable to offset liabilities with the creditor, with any remaining balance being written off and included as a part of discontinued operations.

Net income (loss) from discontinued operations:

	For the three months Ended January 31,
	2014	2013

Revenue	$-	$1,796
Gross Profit	-	1,796

General and Administrative Expenses
Professional Fees	-	10,600
Consulting	-	8,794
Other Administrative Expenses	-	4,301
Change in fair value of derivative liabilities	-	(325)
Interest expense	59	10,699
(Gain) on assignment of royalty agreement to settle loan payable	(1,559)	-
(Gain) on foreign exchange transactions	(12,901)	-
Total general and administrative expenses	(14,401)	34,069
Net Income (Loss) from discontinued operations	$14,401	$(32,273)

PROSPECT VENTURES INC.
(Formerly Dussault Apparel Inc.)
 (An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2014
(Unaudited – prepared by Management)

Note 5 – Discontinued operations (continued)

Cash flow from discontinued operations:

	For the three months Ended January 31,
	2014	2013
Cash flow from operating activities	$-	$(5,978)
Cash flow from financing activities	-	4,975
Effective on foreign exchange transaction	-	232
Cash flow from discontinued operations	$-	$(771)

Note 6 – Convertible Promissory Note and Derivative Liabilities

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

As a result of the application of ASC No. 815 in three month period ended January 31 and fiscal year ended October 31, 2013, the fair value of the conversion feature is summarized as follows:

Derivative liabilities, October 31, 2013	$38,600
Fair value mark to market adjustment	1,500
Derivative liabilities, January 31, 2014	$40,100

On the transaction date, the Company recorded the debt discount to the extent of the gross proceeds raised, and recorded the derivative expense immediately to the remaining value of the gross proceeds as it exceeded the derivative liabilities. The Company recorded a derivative expense of $1,500 in the current three month period ended January 31, 2014 and derivate expenses of $900 in the three month period ended January 31, 2013, which amount has been reclassified as discontinued expenses.

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of January 31, 2014 and October 31, 2013:

PROSPECT VENTURES INC.
(Formerly Dussault Apparel Inc.)
 (An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2014
(Unaudited – prepared by Management)

Note 6 – Convertible Promissory Note and Derivative Liabilities (continued)

	Commitment Date	Re-measurement January 31, 2014	Re-measurement October 31, 2013
Expected dividends	0%	0%	0%
Expected volatility	293.92%	324.41%	253.96%
Expect term	5 years	2 years	2 years
Risk free interest rate	2.35%	0.34%	0.31%

Amortization of the $38,000 discount over the three month period ended January 31, 2014 and 2013 is $1,900, which amount has been recorded as interest expense and are reflected on the Company's balance sheet as Convertible Note Liabilities, Net.  The unamortized discount of $6,967 will be expensed in future fiscal years.

During the three months ended January 31, 2014 and2013 the Company accrued interest expenses of $287. As of January 31, 2014 and October 31, 2013, accrued interests on the convertible notes totaled $4,954 and $4,667, which is reflected in accounts payable and accrued liabilities.

On September 17, 2013, Perati Finance Corporation assigned all of the rights, title and interest in and to the convertible note to Titan Capital Corp.

Note 7 – Common Stock

On November 21, 2013, the Company entered into an Asset Purchase Agreement with Jervis Explorations, Inc. whereby the Company agreed to purchase various mineral claims referred to as “Montauban Gold Tailings” in exchange for 400,000,000 shares of the Company to be issued from Treasury (the “Agreement”). The fair value of the 400,000,000 shares on the agreement date, November 21, 2013, was in the amount of $360,000.  The 400,000,000 shares were issued on December 31, 2013.

As at January 31, 2014, there were a total of 753,444,347 shares of common stock issued and outstanding.

Note 8 – Demand Loan

During the fiscal year ended October 31, 2013, the Company received funds in the amount of $4,975 from a third party lender. The amount was unsecured, bears interest at 10% per annum, and is due on demand. On December 13, 2013, the Company assigned its rights under the royalty distribution agreement between the Company and JX Apparel Ltd. to the third party lender of the Company in full and final settlement of outstanding debt in the principal amount of $4,975 and accumulated unpaid interest of $442 with the creditor. The Company assigned the accounts receivable as at October 31, 2013 of CAD$4,090 (USD$3,858) to the creditor. The Company recorded a gain on the transaction of $1,559 which amount is reflected as a part of discontinued operations.

F-10

PROSPECT VENTURES INC.
(Formerly Dussault Apparel Inc.)
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2014
(Unaudited – prepared by Management)

Note 8 – Demand Loan (continued)

As of the fiscal year ended October 31, 2013, the Company received funds in the amount of $17,410 from a third party lender. During the three month period ended January 31, 2014, we further received funds in the amount of $8,680 from the same third party. As of January 31, 2014, there is a total of $26,090 reflected on the balance sheets as loans payable. These amounts are unsecured, interest free and are due on demand.

Note 9 – Related Party Transactions

 During the three month period ended January 31, 2014, Mr. Barrientos, the Company’s CEO and a member of the Board of Directors, charged the Company $7,500 for consulting fees. The Company did not make any cash payments to Mr Barrientos, leaving $7,500 on the balance sheet as accounts payable – related party as of January 31, 2014.

The Company issued 400,000,000 shares of common stock to Jervis Explorations, Inc. under the Asset Purchase Agreement dated November 21, 2013.  Jervis Explorations, Inc. holds 53.09% of the outstanding shares of common stock and became the major shareholder of the Company.

Note 10 – Subsequent Events

On March 21, 2014 the Company received notice from FINRA that the name change to Prospect Ventures Inc.,  and reverse split of 800:1 were effective. The Company received a new CUSIP number of 74360A106 in connection with the name change and reverse stock split.

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

The management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").  The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended January 31, 2013, together with notes thereto.

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

On December 9, 2013, the Company received a written consent in lieu of a meeting of stockholders from the holder of 400,000,000 shares of Common Stock (representing 53.1% of the issued and outstanding shares of Common Stock).  The written consent adopted resolutions approving an amendment to the Company’s articles of incorporation changing the name of the Company from Dussault Apparel, Inc. to “Prospect Ventures, Inc.”  In addition, the shareholders approved a reverse stock split at a ratio of 800:1. The name change and the reserve split are subject to the requisite regulatory approvals prior to becoming effective. On March 21, 2014 the Company received notice from FINRA that the name change and reverse split were effective. The Company received a new CUSIP number of 74360A106 in connection with the name change and reverse stock split.

At the report date mineral claims, with unknown reserves, have been acquired. We have not established the existence of a commercially mineable ore deposit and therefore have not reached the development stage and are considered to be in the exploration stage.

Liquidity & Capital Resources

As of January 31, 2014, our cash balance was $570, which is an increase from our cash balance of $290 as of October 31, 2013. Total current assets decreased to $2,606 as at January 31, 2014 from $4,783 (October 31, 2013) as we collected receivables, received operating loans and paid down expenses. Accounts receivables decreased to $Nil as at January 31, 2014 from $3,891 at October 31, 2013 due to the assignment of our royalty income to a third party creditor in full satisfaction of amounts due and payable. We had prepaid expenses of $1,500 at January 31, 2014 as compared to $Nil at October 31, 2013, related to the prepayment of fees to legal counsel in regard to our name change.   We had a sales tax receivable of $536 at January 31, 2014 which reflects a slight decrease from $602 at October 31, 2013 as a result of a reduction to amounts payable for an invoice received in a prior period. During the three months ended January 31, 2014 we obtained and used loans totaling $8,680 to pay various operating expenses related to the ongoing management of the Company as compared to loans of $17,410 during the fiscal year ended October 31, 2013. Loans payable at January 31, 2014 totaling $26,090 are secured by interest free demand promissory notes. We settled a loan in the amount of $4,975 plus accrued interest of $442 during the three months ended January 31, 2014 by way of the assignment of our royalty agreement as described above.

We had no revenue for the three months ended January 31, 2014 due to our change in business.   The Company has undertaken a change of business and has acquired certain mining assets.   The Company is now an exploration stage company as it has not yet confirmed any reserves on its mineral properties.  Capital requirements for operations over the next twelve months are estimated to be a maximum of $275,000 which the Company believes will pay operating expenses and pay off its existing liabilities. The Company is not at this time in a position to state the capital requirements that will be needed for its mining project which is presently under review. Since our inception, we have been dependent on investment capital as an important source of liquidity. During the period covered by this report, the Company has divested itself of its royalty income in settlement of loans in the amount of approximately $5,000 with a third party creditor. The Company will no longer have revenue to apply to operations, however, operations for the last two fiscal years generated negative cash flow and the Company has determined to divest all unrelated operations so that it may focus its attentions on its new project in the mining industry. Management believes that if it can successfully finance its mining project, it will generate sufficient revenues to maintain all of its operational costs and ultimately generate a profit for the Company. We need to secure additional working capital in the short-term in order to sustain our operations and execute our business plan. We have incurred operating losses since inception, and this is likely to continue into the fiscal year ending October 31, 2014 and beyond. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis should it be required, or generate significant material revenues from operations, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease our operations.

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

Results of Operations

The discussion and financial statements contained herein are for our fiscal year ended January 31, 2014 and January 31, 2013 with an inception date of November 1, 2013.   As the Company has gone through a change of control and discontinued certain business operations there is no comparable operational figures for the period ended  January 31, 2013 as all of the amounts for the periods prior to November 1, 2013 are reported as discontinued operations.  The following discussion regarding our financial statements should be read in conjunction with our financial statements included herewith.

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

The Three Months Ended January 31, 2014
For the three month period ended January 31, 2014, our loss from continuing operations was $19,479.  We recorded a loss of $32,273 from discontinued operations for the three months ended January 31, 2013. This decrease was mainly due to a reduction in administrative expenses.   We incurred professional fees of $7,961, $9,720 for consulting fees and other administrative expenses of $1,798 for the three months ended January 31, 2014. We incurred total expenses of $19,479 during the three months ended January 31, 2014 with no comparable expense during the three months ended January 31, 2013 due to the change in business which was effected in the current period.

During the three month period ended January 31, 2014 the Company recorded a net loss of $8,765 which was a substantial reduction in net losses of $32,273 for the three month period ended January 31, 2013.  The net loss included a change in the fair value of derivative liabilities of $1,500 and interest expense of $2,187, with no comparable figures for the period ended January 31, 2013 as all losses for that period were reallocated to discontinued operations.  The Company recorded a gain from discontinued operations of $14,401 for the period ended January 31, 2014 as compared to a loss from discontinued operations of (32,273) for the period ended January 31, 2013.    Net losses from inception (November 1, 2013) were $23,166.

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

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e).  Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of January 31, 2014, because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of January 31, 2014.  In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on its assessment, management concluded that, as of January 31, 2014, our internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of January 31, 2014:

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

Changes in Internal Control over Financial Reporting

As of January 31, 2014, management assessed the effectiveness of our internal control over financial reporting.  Based on that evaluation, it was concluded that during the quarter ended and to date, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting.  However, management believes these weaknesses did not have an effect on our financial results.  During the course of their evaluation, management did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses.  We will not be able to do so until, if ever, we acquire sufficient financing and staff to do so.  We will implement further controls as circumstances, cash flow, and working capital permits.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the period ended January 31, 2014, fairly present our financial position, results of operations, and cash flows for the periods covered, as identified, in all material respects.

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

During the quarter ended January 31, 2014, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 1A.  RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered securities to report which were sold or issued by the Company without the registration of these securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements, within the period covered by this report, which have not been previously included in our Annual Report on Form 10-K, a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibits:
Exhibit No.	Description
3.1	Articles of Incorporation	Incorporated by reference from our Registration Statement on Form SB-2 filed on January 11, 2007.
3.2	Bylaws	Incorporated by reference from our Registration Statement on Form SB-2 filed on January 11, 2007.
3.3	Articles of Merger	Incorporated by reference from our Form 8-K filed on June 16, 2007.
3.4	Certificate of Change	Incorporated by reference from our Form 8-K filed on June 16, 2007.
10.1	Distribution Agreement dated November 10, 2009, between our company and EHM Holdings.	Incorporated by reference from our Quarterly Report on Form 10-Q filed on March 22, 2010.
10.2	Merchandising License Agreement dated October 31, 2009, between our company and USPA Accessories, LLC.	Incorporated by reference from our Quarterly Report on Form 10-Q filed on March 22, 2010.
10.3	Distribution Agreement between the Company and JX Apparel Ltd.	Incorporated by reference from our Form 8-K filed on June 3, 2013.
10.4	Asset Purchase Agreement between the Company and Jervis Explorations Inc.	Incorporated by reference from our Form 8-K on November 26, 2013
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPECT VENTURES INC.

Date:	April 1, 2014	By:	/s/ Alberto Barrientos
		Name:	Alberto Barrientos
		Title:	Chief Executive Officer and President (Principal Executive Officer) Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)